Form 10-Q
period 1996-06-29
CLARK SCHWEBEL HOLDINGS INC
filed 1996-08-30
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended    June 29, 1996    or
                                  -------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ended                    to
                                     ------------------    -----------------

Commission file number            333-4723
                       --------------------------------------------------------

                         CLARK-SCHWEBEL HOLDINGS, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                   13-3883016
- --------------------------------------------------------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

2200 South Murray Avenue,  Anderson, SC                      29622
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (864) 224-3506
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No     X
    -----------     -----------

                         CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED JUNE 29, 1996


                               TABLE OF CONTENTS

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION:

     ITEM 1.     Financial Statements:                                      3

                 Consolidated Balance Sheets as of
                 December 30, 1995 and June 29, 1996.                       3

                 Consolidated Statements of Income for the
                 Three and Six Months ended June 29, 1996
                 and July 1, 1995.                                          4

                 Consolidated Statements of Cash Flows for the
                 Six Months ended June 29, 1996 and July 1, 1995.           5

                 Notes to Condensed and Consolidated Financial Statements.  6

     ITEM II.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                      10

 PART II - OTHER INFORMATION:

                 Not Applicable

 SIGNATURES                                                                18

                         CLARK-SCHWEBEL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 30, 1995 and JUNE 29, 1996
                  (Dollars in Thousands Except Per Share Data)

                                                                                             DECEMBER 30,         JUNE 29,
                                                                                                 1995               1996
                                                                                                 ----               ----
                                                                                             (Predecessor       (Unaudited-
                                                                                                Basis)           Successor
ASSETS                                                                                                             Basis)
CURRENT ASSETS:
      Cash and cash equivalents ...........................................................   $    584           $  3,557
      Accounts receivable, net ............................................................     33,298             27,985
      Inventories, net ....................................................................     28,791             35,482
      Other ...............................................................................      2,069              1,376
                                                                                              --------           --------

         Total current assets .............................................................     64,742             68,400
                                                                                              --------           --------

PROPERTY, PLANT AND EQUIPMENT .............................................................     96,791             66,787
   Accumulated depreciation ...............................................................    (43,777)            (1,706)
                                                                                              --------           --------

      Property, plant and equipment, net ..................................................     53,014             65,081
                                                                                              --------           --------


EQUITY INVESTMENTS ........................................................................     62,904             62,334

NET ASSETS OF DISCONTINUED OPERATIONS .....................................................      2,600                  0

GOODWILL ..................................................................................          0             45,543

OTHER ASSETS ..............................................................................      5,469              7,333
                                                                                              --------           --------

TOTAL ASSETS ..............................................................................   $188,729           $248,691
                                                                                              ========           ========



LIABILITIES AND EQUITY

CURRENT LIABILITIES:
      Accounts payable ....................................................................   $  9,032           $ 15,221
      Accrued liabilities .................................................................      7,328             17,056
      Deferred tax liabilities -- current .................................................      2,024              3,184
      Current maturities of long-term debt ................................................         79                829
                                                                                              --------           --------

         Total current liabilities ........................................................     18,463             36,290

LONG-TERM DEBT ............................................................................      5,907            140,514

DEFERRED TAX LIABILITIES ..................................................................     14,826             21,923

LONG-TERM BENEFIT PLANS, DEFERRED COMPENSATION AND OTHER ..................................      5,570              4,500

COMMITMENTS AND CONTINGENCIES .............................................................
                                                                                              --------           --------


TOTAL LIABILITIES .........................................................................     44,766            203,227
                                                                                              --------           --------


EQUITY:
      Preferred stock (par value per share - $.01) - 12.5% participating, 10,000 shares
        authorized, 0 and 1,000 shares issued and outstanding, respectively ...............          0             35,000
      Common stock (par value per share - $.01) - 100,000 shares authorized,
        9,000 shares issued and outstanding, less management loans of $822 ................          0              9,178
      Common stock (par value per share - $1.00) - 1,000 shares authorized, 100 shares
        issued and outstanding ............................................................          1                  0
      Retained earnings ...................................................................          0              2,069
      Investment by Springs ...............................................................    134,357                  0
      Cumulative translation adjustment ...................................................      9,605               (783)
                                                                                              --------           --------

         Total equity .....................................................................    143,963             45,464
                                                                                              --------           --------

TOTAL LIABILITIES AND EQUITY ..............................................................   $188,729           $248,691
                                                                                              ========           ========



                See notes to consolidated financial statements.

                         CLARK-SCHWEBEL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED - Dollars in Thousands)



                                                                                   December 31,
                                               April 2 -   January 1 -   March 31-    1995 -          April 18 -
                                                July 1,      July 1,     April 17,   April 17,         June 29,
                                                 1995         1995          1996       1996              1996
                                               ---------   -----------   --------- ------------       ----------
                                                              (Predecessor Basis)                     (Successor
                                                                                                         Basis)
Net sales ....................................  $57,073     $106,312       $8,741     $68,911           $47,330
Cost of goods sold ...........................   48,456       90,571        7,107      54,958            37,744
                                                -------     --------       ------     -------           -------

Gross profit .................................    8,617       15,741        1,634      13,953             9,586
Selling, general and adminstrative
   expenses ..................................    4,247        8,371          937       4,812             3,023
                                                -------     --------       ------     -------           -------

   Operating income ..........................    4,370        7,370          697       9,141             6,563

Other income (expense):
   Interest expense ..........................     (100)        (201)         (20)       (148)           (3,134)
   Other, net ................................      (12)         (17)          (5)         (5)               (1)
                                                -------     --------       ------     -------           -------

Income before income taxes ...................    4,258        7,152          672       8,988             3,428
Provision for income tax .....................   (1,697)      (2,848)        (269)     (3,595)           (1,471)
Income (loss) from equity Investees, net .....      (18)         368          267       1,174               985
                                                -------     --------       ------     -------           -------

Income from continuing operations ............    2,543        4,672          670       6,567             2,942
Income from discontinued operations, net .....       38           56            0           0                 0
                                                -------     --------       ------     -------           -------

Net income ...................................  $ 2,581     $  4,728       $  670     $ 6,567             2,942
                                                =======     ========       ======     =======
Accrued dividends on preferred stock .........                                                             (873)
                                                                                                        -------
   Net income applicable to common shares ....                                                          $ 2,069
                                                                                                        =======



                See notes to consolidated financial statements.

                         CLARK-SCHWEBEL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Dollars in Thousands)


                                                                                               December 31,
                                                                                January 1 -        1995 -         April 18 -
                                                                                  July 1,        April 17,         June 29,
                                                                                   1995            1996              1996
                                                                                -----------      ---------        ----------
                                                                                    (Predecessor Basis)           (Successor
                                                                                                                    Basis)
OPERATING ACTIVITIES:
   Net income .................................................................  $ 4,728         $  6,567        $   2,942
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...........................................    5,445            3,526            2,179
      Deferred tax provision ..................................................       95            1,404             (112)
      Income from equity investments, net .....................................     (368)          (1,174)            (985)
      Income from discontinued operations, net ................................      (56)               0                0
      Changes in assets and liabilities, net of the effects of the puchase of the company:
         Accounts receivable ..................................................   (6,864)           1,832            1,620
         Inventories ..........................................................   (8,279)          (2,883)           1,466
         Prepaid expenses and other ...........................................    2,611             (187)             105
         Accounts payable .....................................................    3,710             (697)           7,784
         Accrued liabilities ..................................................      799             (289)           5,301
      Other ...................................................................    1,104             (131)           1,208
                                                                                 -------         --------        ---------
            Net cash provided by operating activities .........................    2,925            7,968           21,508
                                                                                 -------         --------        ---------

INVESTING ACTIVITIES:
   Purchases of equipment .....................................................   (4,137)          (1,603)            (396)
   Payment for purchase of company ............................................        0                0         (192,895)
                                                                                 -------         --------        ---------
            Net cash used in investing activities .............................   (4,137)          (1,603)        (193,291)
                                                                                 -------         --------        ---------


FINANCING  ACTIVITIES:
   Investment by Springs ......................................................    1,403          (10,955)               0
   Tranfer of assets retained by Springs ......................................        0            4,461                0
   Proceeds from issuance of stock ............................................        0                0           45,000
   Payment of acquisition fees, net ...........................................        0                0          (10,500)
   Loans to management investors ..............................................        0                0             (822)
   Proceeds from long-term borrowings .........................................        0                0          160,000
   Principal payments under long-term debt and capital lease obligations ......      (45)             (29)         (18,764)
                                                                                 -------         --------        ---------
            Net cash provided by (used in) financing activities ...............    1,358           (6,523)         174,914
                                                                                 -------         --------        ---------

NET CHANGE IN CASH ............................................................      146             (158)           3,131
CASH, BEGINNING OF PERIOD .....................................................       29              584              426
                                                                                 -------         --------        ---------
CASH, END OF PERIOD ...........................................................  $   175         $    426        $   3,557
                                                                                 =======         ========        =========

CASH PAID FOR INTEREST ........................................................  $   200         $    120        $     516
                                                                                 =======         ========        =========

CASH PAID FOR TAXES ...........................................................  $     0         $      0        $     100
                                                                                 =======         ========        =========


Noncash Transaction: The Company accrued dividends on preferred stock of $873 for the period of April 18 - June 29, 1996.


                See notes to consolidated financial statements.

                         CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the assets, liabilities and results of operations of Clark-Schwebel Holdings, Inc., the successor company, ("Company") following the change in ownership (see Note 2) as of June 29, 1996 and for the period from April 18, 1996 to June 29, 1996. The Company's sole asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets, liabilities, and results of operations of Fort Mill A Inc., the predecessor company, prior to the change in ownership as of December 30, 1995 and for the periods of March 31, 1996 to April 17, 1996 and December 31, 1995 to April 17, 1996. The statements of the Predecessor Company include certain liabilities and expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs")
- - parent company level.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information, refer to the Company's consolidated financial statements and footnotes for the year ended December 30, 1995 included in Form S-4, filed with the SEC.


2.   CHANGE IN OWNERSHIP TRANSACTION

     On February 24, 1996, the Company, Springs and affiliates of Vestar Equity Partners, L.P. (Vestar), entered into an Agreement and Plan of Merger (Agreement) whereby affiliates of Vestar would acquire the Company. Pursuant to the Agreement, on April 17, 1996, (Closing Date) Vestar/CS Holding Company, Inc. (Vestar/CS) purchased all of the issued and outstanding capital stock of Fort Mill A Inc. from Springs for approximately $192,895. The sources of cash for this purchase included $110,000 of senior notes, an equity contribution of $45,000 and bank debt. On the day following the Closing Date, Vestar/CS had an 82% common equity interest in the Company and Management Investors had an 18% common equity interest.

     Under the Agreement, Springs has agreed to (i) assume responsibility for repayment of the Industrial Revenue Bonds payable in 2010 and related accrued interest (see Note 4), (ii) pay certain accrued employee benefits, (iii) provide indemnification for certain environmental, tax and other matters and (iv) retain the accrued obligation related to the Company's Long-term Disability Plan. At the Closing Date, all payable and receivable accounts between the Company and Springs were canceled.

     The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:

Purchase price  ....................................................................    $ 192,895
Nonfinancing portion of fees and expenses  .........................................        2,993
                                                                                        ---------
Total purchase price  ..............................................................      195,888
Less fair value of net assets acquired  ............................................     (150,116)
                                                                                        ---------
Excess of purchase price over fair value of net assets acquired  ...................    $  45,772
                                                                                        =========

     The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

Current assets  ....................................................................    $  68,410
Property, plant and equipment  .....................................................       66,391
Equity investments  ................................................................       62,314
Current liabilities ................................................................      (20,397)
Other liabilities  .................................................................      (26,602)
                                                                                        ---------
Net assets acquired  ...............................................................    $ 150,116
                                                                                        =========

     Following the acquisition, the purchase cost (including the fees and expenses related thereto) was allocated to the tangible and intangible assets and liabilities of the Company based upon their respective fair values. This resulted in a step-up in the basis of inventory of $5,274 and property, plant and equipment of $15,000. The excess of the purchase price over the fair value of net assets acquired of $45,772 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years.

     Additional agreements include Transition Agreements for specified periods in which Springs would be compensated for certain services provided to the Company, and a Management Agreement that specifies services to be provided to the Company by Vestar.

     In accordance with agreements related to the change of ownership transaction, certain assets totaling $4,461 were transferred to Springs in the first quarter of 1996. This balance has been separately disclosed on the face of the accompanying 1996 statements of cash flows (see Note 2 to the Company's unaudited condensed consolidated financial statements for the quarter ended March 30, 1996 included in Form S-4, filed with the SEC).


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Following is a summary of the significant accounting policies used in the preparation of the financial statements of the Company.

     FISCAL YEAR - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to December 31. Accordingly, the interim periods will also be reported on the Saturday closest to the calendar quarter end. The fiscal year ended December 30, 1995 is referred to herein as 1995. The 1995 fiscal year consisted of 52 weeks.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts receivable and the liabilities for certain long-term benefit plans. Actual results could differ from such estimates.

     REVENUE RECOGNITION - Revenue from product sales is recognized at the time ownership of the goods transfers to the customer and the earnings process is complete. This generally occurs when the goods are shipped.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and in the bank as well as short term investments held for the purpose of general liquidity. Such investments normally mature within three months from the date of aquisition.

     ACCOUNTS RECEIVABLE - The Company establishes an allowance for doubtful accounts based upon factors including the credit risk of specific customers, historical trends and other information. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

     INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories.

     PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is recorded at cost and depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Estimated useful lives are as follows:

     Land improvements  ..............................................  10 to 20 years
     Buildings and improvements ......................................  20 to 40 years
     Machinery and equipment .........................................   3 to 11 years

     EQUITY INVESTMENTS -The company owns equity interests in CS-Interglas AG (headquartered in Germany), Asahi-Schwebel Co., Ltd. (located in Japan) and Clark Schwebel Tech-Fab Company (located in Anderson, SC), which are accounted for using the equity method of accounting.

     FOREIGN CURRENCY - The foreign equity investments are translated at year-end exchange rates. Equity income and losses are translated at the average rate during the year. Cumulative translation adjustments are reflected as a separate component of stockholders' equity.

     POSTRETIREMENT BENEFITS - Postretirement benefits are accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care and life insurance, be recognized as an expense as employees render service rather than when claims are incurred.

     INCOME TAXES - Income taxes are accounted for pursuant to SFAS 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income tax assets and liabilities represent the future income tax effect of temporary differences between the book and tax bases of assets and liabilities assuming they will be realized and settled at the amounts reported in the financial statements. The provision for income taxes included in the accompanying financial statements is computed in a manner consistent with SFAS No. 109.

4.   LONG-TERM  DEBT

     Long-term debt consisted of the following:

                                                                                              December 30,   June 29,
                                                                                                 1995          1996
                                                                                              ------------   --------
         Senior Notes, payable in 2006, interest at 10.5%  ...............................     $      0     $ 110,000
         Term Loan payable in quarterly installments of $250 beginning
           September 30, 1996, $500 beginning September 30, 1997, $750 beginning September 30, 1999, and $1,000 beginning
           September 30, 2001 through maturity in 2002, interest at
           variable rates  ...............................................................            0        15,000
         Revolving Credit Agreement, due 2002, interest at variable rates ................            0        16,250
         Capitalized lease obligation payable in equal monthly
           installments of $7, through August 1997........................................          136            93
         Industrial Revenue Bonds, payable in 2010, interest at 6.85% ....................        5,850             0
                                                                                               --------     ---------
         Total............................................................................        5,986       141,343
         Less current maturities .........................................................          (79)         (829)
                                                                                               --------     ---------
         Long-term debt  .................................................................     $  5,907     $ 140,514
                                                                                               ========     =========


     The senior notes accrue interest at a fixed rate of 10.5% per annum and will be payable semiannually in arrears on April 15 and October 15. The senior notes are not redeemable at the option of the Company prior to April 15, 2001. The debt under the credit facility bears interest which varies with LIBOR plus a margin which varies with the Company's leverage ratio. On June 29, 1996 the interest rate was 7.5% per annum. Interest is typically payable monthly. The Company pays a quarterly commitment fee equal to 0.375% to 0.5% on the unused portion of the revolving credit facility which was $38,750 at June 29,1996.

     The revolving credit facility and the senior notes contain certain restrictive covenants which provide limitations on the company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and senior note covenants also require maintenance of certain financial ratios. At June 29, 1996, the Company was in compliance with such covenants.

     The aggregate five-year maturities of long-term debt subsequent to June 29, 1996 follow: 1996 - $292; 1997 - $1,807; 1998 - $2,000; 1999 - $2,500; 2000 -
$3,000.


5.  INVENTORIES

       Inventories consisted of the following:


                                                                              December 30,      June 29,
                                                                                  1995            1996
                                                                              ------------     ----------
Finished goods  ........................................................         $10,145         $13,194
Raw material and supplies...............................................           9,868           9,365
In process    ..........................................................          12,828          13,929
                                                                                 -------         -------
Total at standard cost  (which approximates average cost)  .............          32,841          36,488
Less LIFO reserve  .....................................................          (4,050)         (1,006)
                                                                                 -------         -------
Inventories, net  ......................................................         $28,791         $35,482
                                                                                 =======         =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto. The accompanying analysis compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company ("Company"), for the three months ended June 29, 1996 to the three months ended July 1, 1995. The results of operations for the three months ended June 29, 1996 represents the combined results of Fort Mill A Inc., the predecessor company, for the period of March 31, 1996 through April 17, 1996, and the successor company for the period of April 18, 1996 through June 29, 1996, in order to establish comparative periods. The accompanying analysis also compares the results of operations of the Company for the six months ended June 29, 1996 to the six months ended July 1, 1995. The results of operations for the six months ended June 29, 1996 represents the combined results of the predecessor company for the period of December 31, 1995 through April 17, 1996, and the successor company for the period of April 18, 1996 through June 29, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods is not comparable and the impact of interest expense on the successor company is discussed below.

GENERAL

     The second quarter of 1996 reflected an improvement over the same period in 1995. Though net sales were down by $1.0 million or 1.7%, gross profit and operating income were up by $2.6 million, or 30.2% and $2.9 million, or 66.1%, respectively. This performance, coupled with that of the first quarter, yielded a strong first half. Net sales, gross profit, and operating income all posted significant gains over the first half of last year of $9.9 million (9.3%), $7.8 million (49.5%), and $8.3 million (113.1%), respectively.

     The second quarter performance, along with improved working capital management, contributed to the Company's ability to pay down debt. Total debt now stands at $141.3 million compared to the opening balance sheet level of $160.1 million.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     The following table sets forth for the Company selected income statement data for the periods indicated.

                                                     Three month
                                                    period ended           Period from          Period from
                                                       April 2 -             March 31-           April 18 -     Combined three month
                                                        July 1               April 17             June 29           period from
                                                         1995                  1996                1996               March 31-
                                                  (Predecessor Basis)   (Predecessor Basis)  (Successor Basis)      June 29, 1996
                                                  -------------------   -------------------  -----------------      -------------
                                                                                (Dollars in thousands)
Net sales  .........................................  $ 57,073               $ 8,741             $ 47,330             $ 56,071
Cost of goods sold  ................................    48,456                 7,107               37,744               44,851
                                                      --------               -------             --------             --------
Gross profit .......................................     8,617                 1,634                9,586               11,220
Selling, general, and adminstrative expenses  ......     4,247                   937                3,023                3,960
                                                      --------               -------             --------             --------
Operating income  ..................................     4,370                   697                6,563                7,260
Interest expense  ..................................      (100)                  (20)              (3,134)              (3,154)
Other income (expense), net  .......................       (12)                   (5)                  (1)                  (6)
Provision for income tax  ..........................    (1,697)                 (269)              (1,471)              (1,740)
Income (loss) from equity investees, net  ..........       (18)                  267                  985                1,252
                                                      --------               -------             --------             --------
Income from continuing operations  .................  $  2,543               $   670             $  2,942             $  3,612
                                                      ========               =======             ========             ========

PERCENTAGE OF NET SALES:
Net  sales  ........................................     100.0 %               100.0 %              100.0 %              100.0  %
Cost of goods sold  ................................      84.9                  81.3                 79.7                 80.0
                                                      --------               -------             --------             --------
Gross profit .......................................      15.1                  18.7                 20.3                 20.0
Selling, general, and adminstrative expenses  ......       7.4                  10.7                  6.4                  7.1
                                                      --------               -------             --------             --------
Operating income  ..................................       7.7                   8.0                 13.9                 12.9
Interest expense  ..................................      (0.2)                 (0.2)                (6.6)                (5.6)
Other income (expense), net  .......................       0.0                   0.0                  0.0                  0.0
Provision for income tax  ..........................      (3.0)                 (3.1)                (3.1)                (3.1)
Income (loss) from equity investees, net  ..........       0.0                   3.0                  2.0                  2.2
                                                      --------               -------             --------             --------
Income from continuing operations  .................       4.5 %                 7.7 %                6.2 %                6.4  %
                                                      ========               =======             ========             ========


NET SALES.   Net sales in the second quarter of 1996 decreased $1.0 million, or
1.8%, to $56.1 million compared to $57.1 million in 1995. During the second quarter, the Company experienced mixed results in our product markets. Net sales of electronics fiber glass fabric and composite materials fiber glass increased by 11.8% and 7.1%, respectively. However, gains in net sales of fiber glass fabrics were more than offset by a 39.5% drop in high performance product sales. This decrease in high performance net sales from $14.1 million to $8.5 million was the result of a decline in the number of contract quotes requested by the government for the military ballistics market in 1996. Through the second quarter of 1996, there have been no significant government contracts awarded. At this time, expectations are that sales in this market will lag behind those of 1995 for the remainder of the year.

GROSS PROFIT.   Gross profit for 1996 increased by $2.6 million, or 30.2%, to
$11.2 million from $8.6 million in 1995, or from 15.1% of net sales to 20.0%. The significant improvement in both gross profit dollars and gross profit percentage resulted from a shift in mix from high performance fabric to the higher margin fiber glass fabric and within the fiber glass market to higher margin light weight fabrics, continued effective cost control, and improved pricing.

SG&A.    SG&A for 1996 decreased by $0.3 million to $4.0 million from $4.3 million in 1995. This represented a 6.8% drop and resulted primarily from lower stand alone expenses in 1996 compared to parent company allocations in 1995, as well as effective management of fixed costs.

OPERATING INCOME. As a result of the above factors, operating income for 1996 increased $2.9 million, or 66.1%, to $7.3 million from $4.4 million in 1995. As a percentage of net sales, operating income increased to 12.9% in 1996 from 7.7% in 1995.

INTEREST EXPENSE. Interest expense is not comparable to prior periods as a result of the financing related to the acquisition. Interest expense for the successor company was $3.1 million, for the period from April 18, 1996 to June 29, 1996.

INCOME FROM EQUITY INVESTEES, NET.   Income from equity investees increased to
$1.3 million in 1996, from a break even in 1995. The improvement resulted primarily from higher net income reported by

Asahi-Schwebel, driven by higher volume, stronger pricing, and a weaker yen. Improvement was also reported at both CS-Interglas and CS Tech-Fab.

INCOME FROM CONTINUING OPERATIONS. The significant improvement in operating results and income from equity investees more than offset the increase in interest expense, as income from continuing operations for the second quarter of 1996 increased 42.0% to $3.6 million from $2.5 million in 1995.

FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995

RESULTS OF OPERATIONS

     The following table sets forth for the Company selected income statement data for the periods indicated.

                                                   Six month               Period from
                                                  period ended             December 31         Period from    Combined six month
                                                   January 1 -                1995 -            April 18 -       period from
                                                     July 1                 April 17             June 29         December 31,
                                                      1995                    1996                 1996              1995 -
                                               (Predecessor Basis)    (Predecessor Basis)    (Successor Basis)   June 29, 1996
                                               -------------------    -------------------    -----------------   -------------
                                                                                (Dollars in thousands)

Net sales  .......................................  $ 106,312              $  68,911             $  47,330         $ 116,241
Cost of goods sold  ..............................     90,571                 54,958                37,744            92,702
                                                    ---------              ---------             ---------         ---------
Gross profit .....................................     15,741                 13,953                 9,586            23,539
Selling, general, and adminstrative expenses  ....      8,371                  4,812                 3,023             7,835
                                                    ---------              ---------             ---------         ---------
Operating income  ................................      7,370                  9,141                 6,563            15,704
Interest expense  ................................       (201)                  (148)               (3,134)           (3,282)
Other income (expense), net  .....................        (17)                    (5)                   (1)               (6)
Provision for income tax  ........................     (2,848)                (3,595)               (1,471)           (5,066)
Income from equity investees, net  ...............        368                  1,174                   985             2,159
                                                    ---------              ---------             ---------         ---------
Income from continuing operations  ...............  $   4,672              $   6,567             $   2,942         $   9,509
                                                    =========              =========             =========         =========

PERCENTAGE OF NET SALES:
Net  sales  ......................................      100.0 %                100.0 %               100.0 %           100.0  %
Cost of goods sold  ..............................       85.2                   79.7                  79.7              79.7
                                                    ---------              ---------             ---------         ---------
Gross profit .....................................       14.8                   20.3                  20.3              20.3
Selling, general, and adminstrative expenses  ....        7.9                    7.0                   6.4               6.8
                                                    ---------              ---------             ---------         ---------
Operating income  ................................        6.9                   13.3                  13.9              13.5
Interest expense  ................................       (0.2)                  (0.2)                 (6.6)             (2.8)
Other income (expense), net  .....................        0.0                    0.0                   0.0               0.0
Provision for income tax  ........................       (2.7)                  (5.2)                 (3.1)             (4.3)
Income from equity investees, net  ...............        0.4                    1.7                   2.0               1.8
                                                    ---------              ---------             ---------         ---------
Income from continuing operations  ...............        4.4 %                  9.6 %                 6.2 %             8.2  %
                                                    =========              =========             =========         =========


NET SALES. Net sales for the six months ended June 29, 1996 increased $9.9 million, or 9.3 %, to $116.2 from $106.3 million in 1995. Strong growth in sales of electronic fiber glass fabric with a slight improvement in sales of composite materials fiberglass fabric offset a decline in high performance sales. Net sales of electronic fiber glass grew by 17.5%, the result of strong demand for electronic products driven primarily by the telecommunication and computer markets, as well as improved pricing. Net sales of composite material fiber glass increased by 5.7%, while High Performance sales were down 10.2%. The decrease in high performance net sales resulted from a decline in the number of quotes requested by the government for the military ballistics market in 1996.

GROSS PROFIT. Gross profit for the first half of 1996 increased by $7.8 million, or 49.5%, from $15.7 million in 1995 to $23.5 million in 1996, or from
14.8 % of net sales to 20.3%. This significant improvement was principally the result of a shift in mix from high performance fabrics to the higher margin fiber glass fabric and within the fiber glass market to higher margin light weight fabric, continued effective cost control, and improved pricing.

SG&A. SG&A for the first half of 1996 decreased by $0.6 million to $7.8 million from $8.4 million in 1995. This represented an 6.4% drop and resulted primarily from lower stand alone expenses in 1996 (since the acquisition date) compared to parent company allocations in 1995 (and 1996 up to the acquisition date), as well as the effective management of fixed costs.

OPERATING INCOME. As a result of the above factors, operating income for the first half of 1996 increased by $8.3 million to $15.7 million from $7.4 million in 1995. As a percentage of net sales, operating income increased to 13.5% in the first half of 1996 from 6.9% in 1995.

INTEREST EXPENSE. Interest expense is not comparable to prior periods as a result of the financing related to the acquisition. Interest expense for the successor company was $3.1 million, for the period from April 18, 1996 to June 29, 1996.

INCOME FROM EQUITY INVESTEES, NET. Income from equity investees increased $1.8 million to $2.2 million in the first half of 1996, from $0.4 million in 1995. The improvement resulted primarily from higher net income reported by Asahi-Schwebel, driven by higher volume, stronger pricing, and a weaker yen. Improvement was also reported at both CS-Interglas and CS Tech-Fab.

INCOME FROM CONTINUING OPERATIONS. The significant improvement in operating results and income from equity investees more than offset the increase in interest expense as income from continuing operations for the first half of 1996 increased 103.5% to $9.5 million from $4.7 million in 1995.



LIQUIDITY AND CAPITAL RESOURCES

     On April 17, 1996, the Company was purchased from Springs Industries, Inc. for approximately $192.9 million, funded by a combination of equity contribution and debt. The equity was provided by Vestar/CS Holding and Management Investors who contributed $45.0 million in exchange for all of the capital stock of Holdings. Vestar/CS Holding contributed $43.2 million in exchange for $36.0 million of Holdings Preferred Stock and $7.2 million of Holdings Common Stock. Management Investors contributed $1.8 million for $1.8 million of Holdings' Common Stock. Approximately $0.8 million of the contribution from Management Investors was financed by loans from the Company. The funded debt consisted of $110 million of Senior Notes, $15 million under a Term Loan and $35.0 million under a Revolving Credit Facility. The required amortization payments under the Term Loan are: $0.3 million in the remainder of 1996, $1.8 million in 1997, $2.0 million in 1998, $2.5 million in 1999, $3.0 million in

2000, $3.5 million in 2001 and $2.0 million in 2002. The Revolving Credit Facility matures in April 2002. Other than upon a change of control or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. The Company is required to make semi-annual interest payments with respect to the Senior Notes. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and processing equipment.

     The Company has a substantial amount of indebtedness. To meet its liquidity needs, the Company will rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility, subject to certain drawing conditions. The Company's ability to borrow in excess of the amounts set forth in the Credit Agreement is limited by covenants in the Credit Agreement and the Indenture.

     Cash provided by the operating activities of the Company since April 18, 1996 was $21.5 million. The cash was provided through strong operating results and effective management of working capital. During the same period, capital spending was low, at $0.4 million. Capital spending will increase in the second half of the year.

     Cash provided by operating activities and moderate capital spending allowed the Company to reduce debt by $18.8 million during the period. At the end of the second quarter, the Company had $38.8 million of undrawn commitments available under the Revolving Credit Facility.

CURRENT ECONOMIC CONDITIONS

     Though the Company experienced a strong first half, indications of a slowdown in the growth rate of the electronics industry began to emerge in the second quarter of 1996. The Company believes this slowdown is mainly attributable to an industry wide inventory correction, which should reverse once excess inventory has been absorbed through the supply chain. Management is unable to predict when the electronics industry will come out of this period, but believes the slowdown is temporary.

     Also during the Company's second quarter, Kevlar sales to the military were below a year ago, principally due to the lack of new government contracts for military ballistic products, such as vests and helmets. This market is expected to continue performing below 1995 levels for the remainder of the year.

     The Company has responded to the current market conditions by adjusting production schedules, which will allow it to effectively manage working capital.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLARK-SCHWEBEL HOLDINGS, INC.
                                          -------------------------------
                                              (Registrant)


Date  August 28, 1996                         /s/ William D. Bennison
      --------------------------          --------------------------------
                                          Name:  William D. Bennison
                                          Title: President

Date  August 28, 1996                         /s/ Donald R. Burnette
      --------------------------          --------------------------------
                                          Name:  Donald R. Burnette
                                          Title: Vice President and Chief
                                                   Financial Officer