Form 10-Q/A
period 1996-06-29
CLARK SCHWEBEL HOLDINGS INC
filed 1996-10-10
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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

                         CLARK-SCHWEBEL HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                   13-3883016
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

2200 South Murray Avenue,  Anderson, SC                      29622
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (864) 224-3506
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



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

 EXHIBITS
                 Exhibit 27 - Financial Data Schedule
                              (for SEC Use Only)

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

                         CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the assets, liabilities and results of operations of Clark-Schwebel Holdings, Inc., the successor company, ("Company") following the change in ownership (see Note 2) as of June 29, 1996 and for the period from April 18, 1996 to June 29, 1996. The Company's sole asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets, liabilities, and results of operations of Fort Mill A Inc., the predecessor company, prior to the change in ownership as of December 30, 1995 and for the periods of March 31, 1996 to April 17, 1996 and December 31, 1995 to April 17, 1996. The statements of the Predecessor Company include certain liabilities and expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs")
- parent company level.

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


Date  October 10, 1996                        /s/ William D. Bennison
      --------------------------          --------------------------------
                                          Name:  William D. Bennison
                                          Title: President

Date  October 10, 1996                        /s/ Donald R. Burnette
      --------------------------          --------------------------------
                                          Name:  Donald R. Burnette
                                          Title: Vice President and Chief
                                                   Financial Officer