Form 10-Q
period 1996-09-28
CLARK SCHWEBEL HOLDINGS INC
filed 1996-11-07
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended   September 28, 1996 or
                                 ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                              ---------  ---------

Commission file number                      333-4723
                       --------------------------------------------------------

                        CLARK-SCHWEBEL HOLDINGS, INC.
-------------------------------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                  13-3883016
-----------------------------------      --------------------------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

    2200 South  Murray Avenue,  Anderson, SC                    29622
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                   (Zip Code)


                               (864)  224-3506
-------------------------------------------------------------------------------
     (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No    X
    --------      --------

                         CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                    FISCAL QUARTER ENDED SEPTEMBER 28, 1996


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION:

                                                                     PAGE NO.
    ITEM 1.  Financial Statements:                                      3

             Consolidated Balance Sheets as of
             December 30, 1995 and September 28, 1996.                  4

             Consolidated Statements of Income for the
             Three and Nine Months ended September 28, 1996
             and September 30, 1995.                                    5

             Consolidated Statements of Cash Flows for the
             Nine Months ended September 28, 1996 and
             September 30, 1995.                                        6

             Notes to Condensed and Consolidated Financial Statements.  7

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                       11

PART II - OTHER INFORMATION:

     ITEM 6. Exhibits and Reports on Form 8-K.                          19


SIGNATURES                                                              20

EXHIBITS

                         Exhibit 27 - Financial Data Schedule
                                     (electronic filing only)

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


     (See Pages 4 - 10 - This page is intentionally left blank)

                        CLARK-SCHWEBEL HOLDINGS,  INC.
                         CONSOLIDATED BALANCE  SHEETS
                   DECEMBER 30, 1995 and SEPTEMBER 28, 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       DECEMBER 30,          SEPTEMBER 28,
                                                                                           1995                  1996
                                                                                           ----                  ----
                                                                                       (Predecessor           (Unaudited-
                                                                                           Basis)              Successor
                                                                                                                 Basis)
  ASSETS
  CURRENT ASSETS:
        Cash and cash equivalents  .................................                     $      584          $       1,074
        Accounts receivable, net ...................................                         33,298                 24,749
        Inventories, net  ..........................................                         28,791                 31,165
        Other  .....................................................                          2,069                    951
                                                                                         ----------          -------------
           Total current assets  ...................................                         64,742                 57,939
                                                                                         ----------          -------------
  PROPERTY, PLANT AND EQUIPMENT  ...................................                         96,791                 67,553
     Accumulated depreciation  .....................................                        (43,777)                (3,873)
                                                                                         ----------          -------------
        Property, plant and equipment, net  ........................                         53,014                 63,680
                                                                                         ----------          -------------
  EQUITY INVESTMENTS  ..............................................                         62,904                 63,839

  NET ASSETS OF DISCONTINUED OPERATIONS  ...........................                          2,600                      0

  GOODWILL .........................................................                              0                 45,260

  OTHER ASSETS  ....................................................                          5,469                  7,118
                                                                                         ----------          -------------
  TOTAL ASSETS  ....................................................                     $  188,729          $     237,836
                                                                                         ==========          =============


  LIABILITIES AND EQUITY

  CURRENT LIABILITIES:
        Accounts payable  ..........................................                     $    9,032          $      15,688
        Accrued liabilities  .......................................                          7,328                 18,142
        Deferred tax liabilities -- current  .......................                          2,024                  3,184
        Current maturities of long-term debt  ......................                             79                     72
                                                                                         ----------          -------------
           Total current liabilities  ..............................                         18,463                 37,086

  LONG-TERM DEBT  ..................................................                          5,907                124,440

  DEFERRED TAX LIABILITIES  ........................................                         14,826                 22,976

  LONG-TERM BENEFIT PLANS, DEFERRED COMPENSATION AND OTHER  ........                          5,570                  6,238

  COMMITMENTS AND CONTINGENCIES  ...................................
                                                                                         ----------          -------------

  TOTAL LIABILITIES  ...............................................                         44,766                190,740
                                                                                         ----------          -------------

  EQUITY:
        Preferred stock (par value per share - $.01) - 12.5%
        participating, 10,000 shares authorized, 0 and 1,000
        shares issued and outstanding, respectively ................                              0                 35,000
        Common stock (par  value per share - $.01) - 100,000 shares authorized 9,000 shares issued and outstanding, less
           management loans of $822.................................                              0                  9,178
        Common stock (par value per share - $1.00) - 1,000 shares
           authorized, 100 shares issued and outstanding ...........                              1                      0
        Retained earnings  .........................................                              0                  3,409
        Investment by Springs  .....................................                        134,357                      0
        Cumulative translation adjustment  .........................                          9,605                   (491)
                                                                                         ----------          -------------
           Total equity  ...........................................                        143,963                 47,096
                                                                                         ----------          -------------
  TOTAL LIABILITIES AND EQUITY  ....................................                     $  188,729          $     237,836
                                                                                         ==========          =============



                        See notes to consolidated financial statements.

                        CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED - DOLLARS IN THOUSANDS)





                                                                                December 31,
                                                   July 2 -     January 1 -        1995  -          June 30 -      April 18 -
                                                 September 30,  September 30,    April 17,        September 28,   September 28,
                                                     1995          1995            1996                1996          1996
                                                 -------------  -------------   ------------      --------------  --------------
                                                            (Predecessor  Basis)                       (Successor Basis)


  Net sales  .................................  $  60,338     $   166,650     $     68,911         $   47,959      $   95,289
  Cost of goods sold  ........................     49,382         139,953           54,958             38,038          75,782
                                                ---------     -----------     ------------         ----------      ----------
  Gross profit  ..............................     10,956          26,697           13,953              9,921          19,507
  Selling, general and adminstrative
     expenses  ...............................      3,922          12,293            4,812              3,427           6,450
                                                ---------     -----------     ------------         ----------      ----------
     Operating income  .......................      7,034          14,404            9,141              6,494          13,057

  Other income (expense):
     Interest expense  .......................       (100)           (301)            (148)            (3,548)         (6,682)
     Other, net  .............................        (55)            (72)              (5)                54              53
                                                ---------     -----------     ------------         ----------      ----------
  Income before income taxes  ................      6,879          14,031            8,988              3,000           6,428
  Provision for income tax  ..................     (2,744)         (5,592)          (3,595)            (1,308)         (2,779)
  Income from equity investees, net  .........      1,070           1,438            1,174                763           1,748
                                                ---------     -----------     ------------         ----------      ----------
  Income from continuing operations  .........      5,205           9,877            6,567              2,455           5,397
  Income from discontinued operations, net ...         55             111                0                  0               0
                                                ---------     -----------     ------------         ----------      ----------
  Net income .................................  $   5,260       $   9,988     $      6,567              2,455           5,397
                                                =========       =========     ============
  Accrued dividends on preferred stock .......                                                         (1,115)         (1,988)
                                                                                                   ----------      ----------
     Net income applicable to common shares ..                                                     $    1,340      $    3,409
                                                                                                   ==========      ==========



               See notes to consolidated financial statements.

                       CLARK-SCHWEBEL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED - DOLLARS IN THOUSANDS)




                                                                                                       December 31,
                                                                                        January 1 -        1995 -       April 18 -
                                                                                       September 30,     April 17,    September 28,
                                                                                           1995             1996         1996
                                                                                       --------------  ------------  -------------
                                                                                              (Predecessor Basis)      (Successor
                                                                                                                         Basis)
  OPERATING ACTIVITIES:
     Net income  .................................................................   $    9,988       $   6,567         $  5,397
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization  ...........................................        8,810           3,526            4,594
        Deferred tax provision  ..................................................          742           1,404              238
        Income from equity investments, net  .....................................       (1,438)         (1,174)          (1,748)
        Income from discontinued operations, net  ................................         (111)              0                0
        Changes in assets and liabilities, net of the effects of the purchase of the company:
           Accounts receivable  ..................................................       (5,416)          1,832            4,856
           Inventories  ..........................................................       (4,805)         (2,883)           5,783
           Prepaid expenses and other  ...........................................        1,948            (187)             785
           Accounts payable  .....................................................        3,511            (697)           8,251
           Accrued liabilities  ..................................................          978            (289)           7,888
        Other  ...................................................................          325            (131)             579
                                                                                     ----------       ---------         --------
              Net cash provided by operating activities  .........................       14,532           7,968           36,623
                                                                                     ----------       ---------         --------
  INVESTING ACTIVITIES:
     Purchases of equipment  .....................................................       (6,270)         (1,603)          (1,162)
     Payment for purchase of company  ............................................            0               0         (192,895)
                                                                                     ----------       ---------         --------
              Net cash used in investing activities  .............................       (6,270)         (1,603)        (194,057)
                                                                                     ----------       ---------         --------

  FINANCING ACTIVITIES:
     Investment by Springs  ......................................................       (8,104)         10,955)               0
     Tranfer of assets retained by Springs  ......................................            0           4,461                0
     Proceeds from issuance of stock  ............................................            0               0           45,000
     Payment of acquisition fees, net  ...........................................            0               0          (10,500)
     Loans to management investors  ..............................................            0               0             (822)
     Proceeds from long-term borrowings ..........................................            0               0          160,000
     Principal payments under long-term debt and capital lease obligations  ......          (66)            (29)         (35,596)
                                                                                     ----------       ---------        ---------
              Net cash provided by (used in) financing activities  ...............       (8,170)         (6,523)         158,082
                                                                                     ----------       ---------         --------
  NET CHANGE IN CASH  ............................................................           92            (158)             648
  CASH, BEGINNING OF PERIOD ......................................................           29             584              426
                                                                                     ----------       ---------         --------
  CASH, END OF PERIOD ............................................................   $      121       $     426         $  1,074
                                                                                     ==========       =========         ========
  CASH PAID FOR INTEREST .........................................................   $      300       $     120         $  1,059
                                                                                     ==========       =========         ========
  CASH PAID FOR TAXES  ...........................................................   $        0       $       0         $  2,541
                                                                                     ==========       =========         ========


Noncash Transaction: The Company accrued dividends on preferred stock of $1,988 for the period of April 18 - September 28, 1996.

               See notes to consolidated financial statements.

                         CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS  IN  THOUSANDS)


1.    BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of September 28, 1996 and for the period from April 18, 1996 to September 28, 1996 of Clark-Schwebel Holdings, Inc., the successor company ("Company"), following the change in ownership (see Note 2). The Company's sole asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets, liabilities, and results of operations as of December 30, 1995 and for the period of December 31, 1995 to April 17, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership. The statements of the Predecessor Company include certain liabilities and expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs") - parent company level.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information, refer to the Company's consolidated financial statements and footnotes for the year ended December 30, 1995 included in the Registration Statement on Form S-4, File No. 333-4723 ("Form S-4"), filed with the SEC.


2.   CHANGE IN OWNERSHIP TRANSACTION

     On February 24, 1996, the Company, Springs and affiliates of Vestar Equity Partners, L.P. (Vestar), entered into an Agreement and Plan of Merger (Agreement) whereby affiliates of Vestar would acquire the Company. Pursuant to the Agreement, on April 17, 1996 (Closing
Date), Vestar/CS Holding Company, Inc. (Vestar/CS) purchased all of the issued and outstanding capital stock of Fort Mill A Inc. from Springs for approximately $192,895. The sources of cash for this purchase included $110,000 of senior notes, an equity contribution of $45,000 and bank debt. On the day following the Closing Date, Vestar/CS had an 82% common equity interest and management investors had an 18% common equity interest in the Company.

     Under the Agreement, Springs agreed to (i) assume responsibility for repayment of the Industrial Revenue Bonds payable in 2010 and related accrued interest (see Note 4), (ii) pay certain accrued employee benefits, (iii) provide indemnification for certain environmental, tax and other matters and (iv) retain the accrued obligation related to the Company's Long-term Disability Plan. At the Closing Date, all payable and receivable accounts between the Company and Springs were canceled.

     The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:

   Purchase price  .............................................................................  $192,895
   Nonfinancing portion of fees and expenses  ..................................................     2,993
   Total purchase price  .......................................................................   195,888
   Less fair value of net assets acquired  .....................................................  (150,116)
                                                                                                  --------
   Excess of purchase price over fair value of net assets acquired  ............................  $ 45,772
                                                                                                  ========

        The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

   Current  assets  ...........................................................................   $ 68,410
   Property, plant and equipment  .............................................................     66,391
   Equity investments  ........................................................................     62,314
   Current liabilities ........................................................................    (20,397)
   Other liabilities  .........................................................................    (26,602)
                                                                                                  --------
   Net assets acquired  .......................................................................   $150,116
                                                                                                  ========

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

        In accordance with agreements related to the change of ownership transaction, certain assets totaling $4,461 were transferred to Springs in the first quarter of 1996. This balance has been separately disclosed on the face of the accompanying 1996 statements of cash flows (see Note 2 to the Company's unaudited condensed consolidated financial statements for the quarter ended March 30, 1996 included in the Form S-4).


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

     Land improvements ......................... 10 to 20 years
     Buildings and improvements................. 20 to 40 years
     Machinery and equipment....................  3 to 11 years

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

4.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                           December 30,      September 28,
                                                                                               1995              1996
                                                                                          -------------     -------------
Senior Notes, payable in 2006, interest at 10.5%  ..........................                  $    0        $  110,000
Term Loan payable in quarterly installments of $440 beginning
  December 31, 1997, $500 beginning March 31, 1998, $750 beginning
  September 30, 1999, and $1,000 beginning September 30, 2001 through
  maturity in 2002, interest at variable rates .............................                       0            13,440
Revolving Credit Agreement, due 2002, interest at variable rates                                   0             1,000
Capitalized lease obligation payable in equal monthly
  installments of $7, through August 1997...................................                     136                72
Industrial Revenue Bonds, payable in 2010, interest at 6.85%  ..............                   5,850                 0
                                                                                              ------        ----------
Total  .....................................................................                   5,986           124,512
Less current maturities ....................................................                     (79)              (72)
                                                                                              ------        ----------
Long-term debt  ............................................................                  $5,907        $  124,440
                                                                                              ======        ==========


     The senior notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The senior notes are not redeemable at the option of the Company prior to April 15, 2001. The debt under the credit facility bears interest which varies with LIBOR plus a margin which varies with the Company's leverage ratio. On September 28, 1996 the interest rate was 7.4% per annum. Interest is typically payable monthly. The Company pays a quarterly commitment fee equal to 0.5% on the unused portion of the revolving credit facility which was $54,000 at September 28, 1996.

     The revolving credit facility and the senior notes contain certain restrictive covenants which provide limitations on the company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and senior note covenants also require maintenance of certain financial ratios. At September 28, 1996, the Company was in compliance with such covenants.

     The aggregate five-year maturities of long-term debt subsequent to September 28, 1996 follow: 1996 - $21; 1997 - $491; 1998 - $2,000; 1999
- $2,500;  2000 - $3,000.


5.  INVENTORIES

 Inventories consisted of the following:


                                                                                         December 30,     September 28,
                                                                                             1995             1996
                                                                                         ------------     -------------
   Finished goods  ....................................................................   $10,145            $10,768
   Raw material and supplies...........................................................     9,868              7,324
   In process    ......................................................................    12,828             13,100
                                                                                          -------            -------
   Total at standard cost  (which approximates average cost)  .........................    32,841             31,192
   Less LIFO reserve  .................................................................    (4,050)               (27)
                                                                                          -------            -------
   Inventories, net  ..................................................................   $28,791            $31,165
                                                                                          =======            =======

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto. It compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company ("Company"), for the three months ended September 28, 1996 to the three months ended September 30, 1995 of Fort Mill A, Inc., the predecessor company ("Predecessor Company"). The following also compares the results of operations of the Company and the Predecessor Company for the nine months ended September 28, 1996 to the nine months ended September 30, 1995 of the Predecessor Company. The results of operations for the nine months ended September 28, 1996 represent the combined results of the Predecessor Company for the period of December 31, 1995 through April 17, 1996, and the successor Company, for the period of April 18, 1996 through September 28, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods is not comparable and the impact of interest expense on the successor Company is discussed below.

GENERAL

     The Company believes it is the largest manufacturer of fiber glass in the United States for use in the electronics industry and a leading manufacturer of fiber glass fabrics and high performance fabrics for a wide variety of industrial applications. Fiber glass fabric is a critical component of printed circuit boards which are used in virtually all electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances. Fiber glass fabrics are also used to reinforce plastic composite materials for aircraft and aerospace applications and for marine and tooling markets. Other applications of fiber glass fabrics include reinforcing electrical tape and providing high temperature dust filtration for the carbon black, steel and power industries. The Company's high performance fabrics are used primarily for civilian and military ballistics protection in bullet-resistant vests and helmets, and by the aerospace industry in the manufacture of composite material aircraft parts.

     The Company's 1996 third quarter results reflect a decrease in both sales and operating profit compared to the same period in 1995. This decrease was primarily due to a slower-than-expected electronics industry growth rate which caused inventory corrections throughout the industry supply chain. Though the Company began to experience an upward trend in its electronics fiber glass business towards the end of the third quarter, management believes it is still too early to tell whether electronics supply chain inventories are in line with expected electronics industry growth rates. The Company's sales and profitability in the third quarter were also affected by reduced high performance fabric sales to the military resulting from fewer contract bids.

     The Company continues to respond to current market conditions by adjusting production schedules and working capital levels.

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

NET SALES

     Net sales in the third quarter of 1996 decreased $12.4 million, or 20.5%, from $60.3 million to $47.9 million. During the third quarter, sales volume for both electronic fiber glass and high performance products decreased by 19.1% and 53.7%, respectively, while sales in the composite materials fiber glass market increased 14.4% on increased volume from the aerospace industry. Late in the quarter, the Company began to experience an upward trend in electronic fiber glass sales. However, it is still too early to determine if this increase reflects a turnaround in the electronics materials market which previously had been experiencing an inventory correction. Also, the lack of demand by the government for military ballistics continues to suppress sales in the high performance market.

GROSS PROFIT

     Gross profit for 1996 decreased by $1.0 million, or 9.4%, from $10.9 million to $9.9 million due to the decline in sales. Gross profit as a percent to sales improved from 18.2% in 1995 to 20.7% in 1996. The improvement in gross profit percentage resulted from a shift in sales mix from high performance fabric to the higher margin fiber glass fabric, as well as effective cost control and improved pricing.

SG&A

     SG&A expenses for 1996 decreased by $0.5 million, or 12.6%, to $3.4 million. This drop resulted primarily from lower stand alone expenses in 1996 compared to parent company allocations in 1995, as well as continued focus on the management of fixed costs.

OPERATING INCOME

     As a result of the above factors, operating income for 1996 decreased by $0.5 million when compared to 1995. As a percentage of sales, operating income increased to 13.5% in 1996 from 11.7% in 1995.

INTEREST EXPENSE

     Interest expense is not comparable to prior periods as a result of the financing related to the acquisition. Interest expense for the successor Company was $3.5 million for the period June 30, 1996 to September 28, 1996.

INCOME FROM EQUITY INVESTEES, NET

     Income from equity investees decreased $0.3 million to $0.8 million in the third quarter of 1996 from $1.1 million in 1995. The decline resulted from slightly lower results reported for Asahi-Schwebel and CS-Interglas which more than offset the slightly improved results reported by Tech-Fab.

INCOME FROM CONTINUING OPERATIONS

     The decline in operating income and income from equity investees combined with higher interest expense in 1996, led to a $2.7 million decline in third quarter income from continuing operations when compared to the same period last year.

FIRST NINE MONTHS OF 1996 COMPARED TO THE FIRST NINE MONTHS OF 1995

RESULTS OF OPERATIONS

     The following table sets forth for the Company and Predecessor Company selected income statement data for the periods indicated.



                                            Nine month            Period from
                                           period ended           December 31,          Period from            Combined nine
                                            January 1 -             1995 -               April 18 -             month period
                                           September 30,          April 17,             September 28,          from December 31,
                                               1995                 1996                   1996                1995 - September
                                        (Predecessor Basis)    (Predecessor Basis)   (Successor Basis)            28, 1996
                                       --------------------    -------------------   -------------------------------------------
                                                                          (Dollars in thousands)

Net sales                                $ 166,650               $  68,911               $ 95,289                $ 164,200
Cost of goods sold                         139,953                  54,958                 75,782                  130,740
                                         ---------               ---------              --------                 ---------
Gross profit                                26,697                  13,953                 19,507                   33,460
Selling, general and administrative
  expenses                                  12,293                   4,812                  6,450                   11,262
                                         ---------                --------               --------                ---------
Operating income                            14,404                   9,141                 13,057                   22,198
Interest expense                              (301)                   (148)                (6,682)                  (6,830)
Other income (expense), net                    (72)                     (5)                    53                       48
Provision for income tax                    (5,592)                 (3,595)                (2,779)                  (6,374)
Income from equity investees, net            1,438                   1,174                  1,748                    2,922
                                         ---------                --------               --------                ---------
Income from continuing operations        $   9,877                $  6,567               $  5,397                $  11,964
                                         =========                ========               ========                =========
PERCENTAGE OF NET SALES

Net sales                                    100.0 %                 100.0 %                100.0 %                  100.0 %
Cost of Goods Sold                            84.0                    79.7                   79.5                     79.6
                                         ---------                --------               --------                ---------
Gross profit                                  16.0                    20.3                   20.5                     20.4
Selling, general and administrative
  expenses                                     7.4                     7.0                    6.8                      6.9
                                         ---------                --------               --------                ---------
Operating income                               8.6                    13.3                   13.7                     13.5
Interest expense                              (0.2)                   (0.2)                  (7.0)                    (4.1)
Other income (expense), net                   (0.1)                     -                     0.1                       -
Provision for income tax                      (3.3)                   (5.2)                  (2.9)                    (3.9)
Income (loss) from equity investees, net       0.9                     1.7                    1.8                      1.8
                                         ---------                --------               --------                ---------
Income from continuing operations              5.9 %                   9.6 %                  5.7 %                    7.3%
                                         =========                ========               ========                =========


NET SALES

     Net sales for the nine months ended September 28, 1996 decreased $2.5 million, or 1.5%, from $166.7 million to $164.2 million. Electronic fiber glass sales volume was 4.2% ahead of the same period in 1995. Composite materials fiber glass for the period was ahead of last year by 8.7% on the strength of increased volume to the aerospace industry, as well as improved pricing and sales mix. Sales to the high performance market continued to be weak, down 26.4%, due to reduced government demand for military ballistics fabrics.

GROSS PROFIT

     Gross profit for 1996 reflected an increase of 25.3% to $33.5 million despite the modest decrease in sales for the same period. Gross profit as a percent of sales improved from 16.0% in 1995 to 20.4% in 1996. This improvement was primarily the result of a sales mix shift from high performance fabrics, which have lower margins, to higher margin fiber glass fabrics, as well as improved pricing and effective cost control.

SG&A

     SG&A expenses for the nine months of 1996 were $1.0 million, or 8.4%, lower than for the comparable period in 1995. The decrease was the result of lower stand alone expenses in 1996 (since the acquisition date) compared to the parent company allocations in 1995, as well as the effective management of fixed costs.

OPERATING INCOME

     As a result of the factors noted above, operating income for the period increased 54.1% to $22.2 million. As a percentage of sales, operating income increased to 13.5% in 1996 from 8.6% in 1995.

INTEREST EXPENSE

     Interest expense is not comparable to prior periods as a result of the financing related to the acquisition. Interest expense for the successor company was $6.7 million, for the period April 18, 1996 to September 28, 1996.

INCOME FROM EQUITY INVESTEES, NET

Income from equity investees increased $1.5 million to $2.9 million in the first nine months of 1996. All three equity investments showed improvement compared to last year with Asahi-Schwebel accounting for most of the improvement. Asahi-Schwebel's business continues to benefit from stronger volume, improved pricing and a weaker yen.

INCOME FROM CONTINUING OPERATIONS

     The significant improvement in operating results and income from equity investees was more than enough to offset the increase in interest expense as income from continuing operations for the first nine months of 1996 was 21.1% higher than the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On April 17, 1996, the Company was purchased from Springs Industries, Inc. for approximately $192.9 million, funded by a combination of equity and debt. The total equity of $45.0 million was provided by Vestar/CS Holding and Management Investors in exchange for all of the capital stock of Holdings. Vestar/CS Holding contributed $43.2 million in exchange for $35.0 million of Holdings Preferred Stock and $8.2 million of Holdings Common Stock.
Management Investors invested $1.8 million in Holdings' Common Stock. Approximately $0.8 million of the contribution from Management Investors was financed by loans from the Company. The funded debt consisted of $110.0 million of Senior Notes, $15.0 million under a Term Loan and $35.0 million under a Revolving Credit Facility. The required amortization payments under the Term Loan are $0.4 million in 1997, $2.0 million in 1998, $2.5 million in 1999, $3.0 million in 2000, $3.5 million in 2001 and $2.0 million in 2002.
The Company may prepay the Term Loan at any time without penalty. The Revolving Credit Facility matures in April 2002. Other than upon a change of control or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. The Company is required to make semi-annual interest payments on April 15 and October 15 with respect to the Senior Notes. The Company typically makes capital expenditures related primarily to improvement of manufacturing facilities and processing equipment.

     As a result of the buyout from Springs, the Company has a substantial amount of indebtedness. To meet its liquidity needs, the Company has relied and will rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility, subject to certain drawing conditions. The Company's ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the covenants in the Credit Agreement and the Indenture.

     Cash provided by the operating activities of the Company since April 18, 1996 was $36.6 million. The cash was provided through strong operating results and effective management of working capital. During the same period, capital spending was $1.2 million.

     Cash provided by operating activities and moderate capital spending allowed the Company to reduce total debt by $35.6 million since April 18, 1996. Debt under the Revolving Credit Facility was reduced by $34.0 million while debt under the Term Loan was reduced by $1.6 million. At the end of the third quarter, the Company had $54.0 million of undrawn commitments available under the Revolving Credit Facility.

                                   PART II
                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit 27 - Financial Data Schedule
                      (electronic filing only)

     (b) Reports on Form 8-K.

         No report was filed during the quarter ended September 28, 1996 on Form 8-K.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CLARK-SCHWEBEL HOLDINGS, INC.
                                        -----------------------------
                                        (Registrant)



Date  November 5, 1996                 /s/  William D. Bennison
      ----------------                 -------------------------------
                                         Name:  William D. Bennison
                                         Title: President


Date  November 5, 1996                 /s/  Donald R. Burnette
      ----------------                 -------------------------------
                                        Name:  Donald R. Burnette
                                        Title: Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX



      EXHIBIT 27  FINANCIAL DATA SCHEDULE
                  (electronic filing only)



                  (See next page - This page is intentionally left blank)