Form 10-K
period 1996-12-28
CLARK SCHWEBEL HOLDINGS INC
filed 1997-03-27
CIK 1015571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         For the fiscal year ended December 28, 1996
                                   -----------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]

For the transition period from                        to
                               ----------------------      --------------------

Commission file number                       333-4723
                        -------------------------------------------------------

                          Clark-Schwebel Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                13-3883016
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
            None
-----------------------------    -----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes       X             No
         --------              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

No voting stock is held by any non-affiliates of the registrant as of December 28, 1996.

As of December 28, 1996, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           FORM 10-K ANNUAL REPORT FOR
                       FISCAL YEAR ENDED DECEMBER 28, 1996


                                TABLE OF CONTENTS


                                                                                       PAGE NO.

PART I

         ITEM 1.    Business                                                              4

         ITEM 2.    Properties                                                           11

         ITEM 3.    Legal Proceedings                                                    11

         ITEM 4.    Submission of Matters to a Vote of Security Holders                  11

PART II

         ITEM 5.    Market for Registrant's Common Equity and Related Stockholder
                    Matters                                                              12

         ITEM 6.    Selected Financial Data                                              13

         ITEM 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                 16

         ITEM 8.    Financial Statements and Supplementary Data                          22

                    Independent Auditors' Report                                         23

                    Consolidated Balance Sheets as of
                    December 30, 1995 and December 28, 1996.                             25

                    Consolidated Statements of Income for the
                    years ended December 28, 1996, December 30, 1995
                    and December 31, 1994.                                               26

                    Consolidated Statements of Cash Flows for the years
                    ended December 28, 1996, December 30, 1995
                    and December 31, 1994.                                               27

                    Notes to Consolidated Financial Statements.                          28

         ITEM 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                             40

PART III

         ITEM 10.   Directors and Executive Officers of the Registrant                   41


         ITEM 11.   Executive Compensation                                               43

         ITEM 12.   Security Ownership of Certain Beneficial Owners and Management       45

         ITEM 13.   Certain Relationships and Related Transactions                       47

PART IV

         ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K     49

SIGNATURES                                                                               52

EXHIBIT INDEX                                                                            55

PART I

ITEM 1.  BUSINESS

General

       Except where the context indicates otherwise, the term "the Company" refers to the registrant, Clark-Schwebel Holdings, Inc., and its wholly owned subsidiary, Clark-Schwebel, Inc.

       The Company believes it has been a leading manufacturer and marketer of industrial fabrics, including electronics fiber glass fabric, composite materials fiber glass fabric and high performance fabrics since the founding of the business in 1960. The Company believes it is the largest producer of fiber glass fabrics for use in the growing electronics industry, with an estimated 50% market share in the United States. Fiber glass fabrics are a critical component used in the production of printed circuit boards, which are integral to virtually all advanced electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances. The Company's fiber glass fabrics are also used in composite materials to strengthen, insulate and enhance the dimensional stability of hundreds of products in a variety of markets, such as aerospace, coating and laminating, marine and tooling, building insulation and sports equipment. The Company is also a leading manufacturer of high performance fabrics composed of Kevlar(R), Spectra(R) and quartz fibers. High performance fabrics composed of Kevlar(R), the most widely used aramid fiber, are used primarily in ballistic protection products, such as vests and helmets worn by state, local and private police forces and the military, and in composite materials for aerospace applications.


The Acquisition

       Clark-Schwebel Holdings, Inc., its wholly owned subsidiary, Clark-S Acquisition Corporation ("Clark-S Acquisition"), and Clark-S Acquisition's wholly owned subsidiary, CS Finance Corporation of Delaware, were all incorporated in Delaware by Vestar Equity Partners, L.P. ("Vestar") in 1996 to effect the acquisition (the "Acquisition") of Fort Mill A Inc. ("Fort Mill") and Clark-Schwebel, Inc., Fort Mill's wholly owned subsidiary. Pursuant to an Agreement and Plan of Merger, dated February 24, 1996, as amended (the "Merger Agreement"), among Vestar/CS Holding Company, L.L.C. ("Vestar/CS Holding"), Clark-S Acquisition, Springs Industries, Inc. ("Springs Industries") and Fort Mill, Clark-S Acquisition purchased all of the issued and outstanding capital stock of Fort Mill from Springs Industries. Concurrently with the consummation of the Acquisition, Clark-S Acquisition merged into Fort Mill, with Fort Mill as the surviving corporation, and CS Finance Corporation of Delaware merged into Clark-Schwebel, Inc. with Clark-Schwebel, Inc. as the surviving corporation. On the day following the Closing, Fort Mill merged (the "Merger") into Clark-Schwebel, Inc., and immediately following such merger, Clark-Schwebel Holdings, Inc.'s primary asset is the capital stock of Clark-Schwebel, Inc. Clark-Schwebel, Inc. had been incorporated as a Delaware corporation in 1994.

       The consideration for the Acquisition was $192.9 million in cash. In order to finance the Acquisition, including the payment of related fees and expenses: (i) Vestar/CS Holding and certain key members of management and their lineal descendants (the "Management Investors") made an equity contribution of $45.0 million in exchange for all of the capital stock of Clark-Schwebel Holdings, Inc.; (ii) Clark-S Acquisition consummated an offering of $110.0 million in Senior Notes (the "Senior Notes"); and (iii) Clark-S Acquisition entered into a Credit Agreement (the "Credit Agreement") providing for borrowings of up to $70.0 million (of which approximately $50.0 million was drawn at Closing). Clark-Schwebel Holdings, Inc. guaranteed the indebtedness under the Senior Notes and the Credit Agreement. As a result of these transactions, the obligations of Clark-S Acquisition with respect to the Senior Notes and the Credit Agreement were assumed by the Company. On August 5, 1996, the Company consummated the exchange of $110 million principal amount of Senior Notes registered under the Securities Act of 1933, as amended, for the $110 million principal amount of Senior Notes issued in connection with the Acquisition.

Electronics Fiber Glass Fabric

       The Company believes it is a leading producer of electronics fiber glass fabric in the United States. The Company sells fiber glass fabric to manufacturers of high pressure laminates ("HPL") who, in turn, convert fiber glass fabric into rigid and thin core laminates that are sold to manufacturers of single-sided, double-sided and multilayered printed circuit boards. Printed circuit boards require a highly engineered substrate material on which to mount and interconnect semiconductor chips, passive electronic devices and other electronic components. Due to its low cost, high strength, dimensional stability, temperature resistance and electrical insulating properties, fiber glass fabric has proven to be the most effective substrate material used in the manufacture of printed circuit boards. In addition, the Company believes that currently there is no cost-effective substitute material which can satisfy the stringent quality and performance specifications required of fiber glass fabric for HPLs in printed circuit boards. Electronics fiber glass fabric represented 57.6%, 58.9% and 62.9% of the Company's net sales in 1994, 1995 and 1996, respectively.

       The Company continues to capitalize on the growth in demand for printed circuit boards resulting from (i) the development of increasingly complex electronics products, including personal computers, cellular phones, pagers and portable computing devices, and (ii) the increasing electronic content of products in which such use has been historically absent or limited, such as automobiles, home appliances and medical equipment.


Composite Materials Fiber Glass Fabric

       Fiber glass fabrics are also used in composite materials for the aerospace, coating and laminating, marine and tooling, building insulation and sports equipment markets. Composite materials fiber glass fabric is used in various applications which require combinations of fiber glass' inherent properties, including light weight, strength, temperature and flame resistance, moisture and chemical resistance, and durability. The Company's customers produce composite materials by impregnating fiber glass fabric with thermosetting epoxy and phenolic resin systems. Applications of composite material fiber glass fabric include aircraft components, such as interior paneling systems and passenger overhead storage compartments. Fiber glass fabrics are also used in a wide range of other industrial applications, such as Teflon(R) coated conveyor belts, window shades, movie screens, electrical insulation products, marine construction materials, automotive tooling and roofing materials. Composite materials fiber glass fabric represented 23.9%, 18.5% and 21.3% of the Company's net sales in 1994, 1995 and 1996, respectively.

       The Company's fiber glass fabrics can be found on major airframe programs at The Boeing Company, McDonnell Douglas Corporation and Airbus Industries. The Company expects increases in commercial aircraft build rates over the next several years. The growing global economy and governmental regulations forcing the removal of older, louder, less fuel efficient aircraft are expected to drive demand for new aircraft.


High Performance Fabrics

       The Company believes it is a leading producer of high performance fabrics used primarily to make ballistic protection products, such as vests and helmets worn by state, local and private police forces and the military and to reinforce composite materials for aircraft applications. The Company's high performance fabrics possess physical properties such as durability, low weight and high tensile strength. The Company's line of high performance products are manufactured by arranging and finishing aramid and other materials, such as Kevlar(R), Spectra(R) and quartz. Wide ranges of fiber types and construction patterns provide broad design potential, allowing the Company to manufacture high performance fabrics to meet stringent customer standards. For instance, the Company manufactures Kevlar(R) fabric, the most widely used aramid fabric, according to ballistic design parameters determined by performance criteria of the end product. The Company sells ballistic protection fabrics designed to capture high mass, relatively low velocity bullets as well as ballistic protection fabrics designed to capture low mass, high velocity fragments. High performance fabrics represented 18.5%, 22.6% and 15.8% of the Company's net sales in 1994, 1995, and 1996, respectively.

Business Strategy

       The Company's business strategy is to increase sales and profitability by capitalizing on its leading position in the fiber glass fabrics industry and the expected increased demand for printed circuit boards. The Company believes that its long-standing customer and supplier relationships, manufacturing and technical expertise, and commitment to providing consistent, high quality products will enable the Company to maintain its leading position in the industry.


The Electronics Fiber Glass Fabric Industry

       Fiber glass fabric suppliers to the electronics industry, such as the Company, convert fiber glass yarn into a variety of fabrics which are then sold to HPL manufacturers. HPL manufacturers, in turn, convert fiber glass fabric into rigid, layered laminates that are sold to printed circuit board manufacturers. There are many intermediate steps between the manufacture of unstuffed printed circuit boards (i.e. without semiconductors) and final electronics products. The following chart illustrates the role of electronics fiber glass fabric suppliers in the large and growing electronics industry.



                  United States Electronics Market Supply Chain
                                   1996 Sales


              Electronics                               $354.1 Billion

              Printed Circuit Boards                      $7.1 Billion

              High Pressure Laminates                     $1.1 Billion

              Fiber Glass Fabrics                         $280 Million

              Fiber Glass Yarn                            $135 Million



    Sources: PCI Report (December 1996) Henderson Electronic Market Forecast
                     (December 1996) and Company estimates.

       Increasing Demand for Electronic Products. Fiber glass fabrics are a critical component in the production of printed circuit boards, which are used in virtually all electronics products. Demand for electronics products has experienced substantial growth in recent years and is expected to continue to grow due to expanded applications for computer systems, technological advancements and new product introductions. This growth is primarily attributable to the development of more complex and sophisticated electronic products, including cellular phones, pagers, personal computers and portable computing devices, as well as the increasing electronic content of products in which such use has been historically absent or limited, such as automobiles, home appliances and medical equipment.

       The following table illustrates the historical growth of the major end-user markets for electronics fiber glass fabric.

                  United States Electronic Equipment Production
                              (Dollars in Billions)

                                                                         Historical
                                                                           CAGR
                                  1992    1993   1994    1995     1996   1992 -1996
                                  ----    ----   ----    ----     ----   ----------

Computer office equipment ..    $ 82.7  $ 91.5  $106.8  $125.7   $143.1    14.7%
Industrial/Instrumentation .      57.6    61.5    67.1    77.5     84.9    10.2
Communications .............      36.7    40.2    47.9    53.6     59.8    13.0
Military ...................      52.2    49.0    45.5    44.5     43.7    (4.3)
Automotive/Consumer ........      16.9    18.2    20.9    21.6     22.6     7.5
                                ------  ------  ------  ------   ------    ----
  Total ....................    $246.1  $260.5  $288.2  $322.9   $354.1     9.5%
                                ======  ======  ======  ======   ======    ====


Source: PCI Quarterly Forecast (4th Quarter 1995) and Henderson Electronic Market Forecast (December 1996)

       High Performance Standards. As the proliferation of advanced electronics products continues, electronics producers require printed circuit boards and fiber glass materials which: (i) operate at higher speeds and frequencies; (ii) have higher temperature tolerances; and (iii) have reliable, predictable performance characteristics. Printed circuit boards that perform at faster speeds with limited power usage must employ printed circuit materials with improved electrical conductivity properties and insulating characteristics. The ability of printed circuit boards to perform in high temperature environments is directly correlated to the electronic materials used to construct the board. Printed circuit board components must have consistently manufactured dimensional characteristics and purity to extremely high tolerance levels in order for printed circuit board manufacturers to achieve acceptable production yields.

       Faster Production Cycles Require Closer Collaboration with Customers. Competitive pressures have led electronic equipment manufacturers to introduce new products and increase production volume to satisfy growing commercial demand. These trends have increased the level of collaboration among system providers, fabricators and printed circuit materials suppliers. Manufacturers of electronics component materials, such as the Company, must maintain strong customer and supplier relationships and provide greater technical support to high pressure laminators on a timely basis.

Product Characteristics

       The versatility of fiber glass fabric makes it a unique industrial material. The Company's fiber glass fabrics offer an excellent combination of properties from high strength to fire resistance. Wide ranges of yarn sizes and weave patterns provide broad design potential, enabling the Company to work with its customers to choose the best combination of material performance, economics and product flexibility. Fiber glass fabrics have the properties shown below:

       - Dimensional Stability. Fiber glass is a dimensionally stable engineering material. Fiber glass does not stretch or shrink after exposure to extremely high or low temperatures.

       - Moisture Resistance. Fiber glass does not absorb moisture and does not change physically or chemically when exposed to water.

       - High Strength. The high strength-to-weight ratio of fiber glass makes it a superior material in applications where high strength and minimum weight are required. When manufactured into a fiber glass fabric, this strength can be unidirectional or bi-directional, allowing flexibility in design and cost.

       - Temperature Resistance. Fiber glass is an inorganic material and does not burn or support combustion.

       - Chemical Resistance. Most chemicals have little or no effect on fiber glass. Fiber glass fabric does not mildew, rot or deteriorate.

       - Electrical Properties. Fiber glass fabric is an excellent material for electrical insulation. The combination of properties such as low moisture absorption, high strength, heat resistance and low dielectric constant makes fiber glass fabric suitable as a reinforcement for printed circuit boards and insulating varnishes.

       - Thermal Conductivity. High thermal conductivity properties enable fiber glass fabric to rapidly dissipate heat.


Product Applications

       The Company manufactures approximately 600 products which are used in a broad range of technical, highly engineered product applications as shown below:

                                                             Percentage
                                                               of 1996                        Product
          Product                       Market                Net Sales                     Application
          -------                       ------                ---------                     -----------
Electronics Fiber               High pressure                  62.9%           Personal and  mainframe computers,
Glass Fabric                    laminates                                      printers, cellular telephones, automotive
                                manufactured for                               electronics, advanced cable television
                                printed circuit                                equipment, personal communication
                                boards                                         devices, network servers

Composite Materials             Aerospace,                     21.3%           Commercial aircraft components, water
Fiber Glass Fabric              Coating/                                       skis, electrical cable insulation, movie
                                Laminating,                                    screens, window shades, pollution
                                Filtration, Marine,                            control, reinforced roofing products.
                                Tooling, Building

High Performance                Aerospace,                     15.8%           Bullet-resistant vests and helmets,
Fabrics                         Ballistics                                     aircraft interior/exterior components
(Kevlar(R), Spectra (R),
quartz)



Research And Development

       The Company has a modern, well-equipped research and development laboratory located at its headquarters in Anderson, South Carolina. The laboratory is equipped to (i) test the physical properties of yarns, fabrics, and high pressure laminates and the chemical analysis of finishes, sizings and resins and (ii) produce laminate samples similar to those made by its customers.

       The Company's product development and technical staff works with the in-house technical staffs of its customers in the early stages of product development to produce and manufacture products with certain qualities and performance specifications to meet specific customer needs. The Company believes that its emphasis on product development and technology exchanges with its German and Japanese joint ventures has enhanced its technical knowledge and ability to serve its customers.

Customers

       The Company's customer list includes many leading companies in their respective industry segments. In 1996, the Company sold its products to nearly 500 customers, with the ten largest accounting for approximately 70% of net sales. Sales to two of the Company's customers, Allied-Signal Laminate Systems and Park Electrochemical, each accounted for more than 10% of the Company's 1996 net sales. Sales to the two customers represented as a percentage of net sales 40.2% in 1994, 42.3% in 1995, and 43.3% in 1996, respectively. The Company's top ten customers have been customers for over five years.

       As customers seek to establish closer relationships with suppliers, the Company expects the concentration of its customer base to increase. The Company believes that each of its four largest electronics customers purchased over 50% of its fiber glass fabrics supplies from the Company in 1996. If, for any reason, any of its key customers were to purchase significantly less of the Company's products in the future, such decreased level of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company markets its products primarily through a direct sales force and distributes its products primarily through the use of common carriers. The Company generally manufactures products according to customer forecasts and regular communications with its customers.


Raw Materials

       The principal materials used in the manufacture of the Company's products are fiber glass, Kevlar(R) and Spectra(R) yarns, PVA sizing and silane binding agents and coating materials. Over the past 35 years, the company has developed close beneficial relationships with the two companies that produce virtually all the fiber glass yarn manufactured in North America, PPG Industries, Inc. and Owens-Corning Fiberglas Corporation. The Company currently purchases substantially all of its fiber glass yarn from these two suppliers. Based on its long-standing relationships with its fiber glass yarn suppliers and the volume of its purchases, the Company believes it receives favorable terms on its purchases of fiber glass yarn. DuPont, the sole manufacturer of Kevlar(R), has provided its Kevlar(R) yarn to the Company for more than 20 years. The Company currently purchases substantially all of its aramid yarn from this one supplier. There are a limited number of manufacturers of fiber glass yarn and aramid yarn. Any disruption in the ability or willingness of the Company's suppliers to deliver fiber glass or aramid yarn to the Company, or any adverse changes to the terms governing its yarn purchases, could have a material adverse effect on the Company's business, financial condition, and results of operations.

       Through mid-1996, fiber glass yarn was in short supply on a global basis, and the price of fiber glass yarn increased in 1996 at a higher than historical rate. During the latter half of 1996, fiber glass yarn supply became sufficient to meet the Company's requirements and supply should be sufficient for the forseeable future. The Company generally has been able to pass through its raw material price increases to customers.

Competition

       The Company believes it is the market share leader in its targeted fiber glass fabrics markets in the United States, where it competes primarily on the basis of long-term relationships with customers and suppliers, quality, technical support, price and reliability. The Company's major competitor in the fiber glass fabrics market is BGF Industries. Other fiber glass fabrics manufacturers are smaller and generally compete in niche markets. The Company's major competitor in the high performance fabrics market is Hexcel Corporation.

Joint Ventures

       The Company has three joint ventures: Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") in the United States, CS-Interglas AG ("CS-Interglas") in Europe and Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel") in Asia.

       CS-Interglas. Through a DM20 million convertible subordinated note and a 25% common stock ownership position, the Company effectively has a 42% fully diluted equity interest in CS-Interglas, a publicly held German company. CS-Interglas is the successor corporation to a 1993 combination of the Company's European operations with Interglas. Today, CS-Interglas is Europe's leading manufacturer of fiber glass fabrics with plants in England, Belgium, France and Germany. In 1996, CS-Interglas had net sales of approximately $168.7 million.

       Asahi-Schwebel. The Company owns a 39% interest in Asahi-Schwebel, a manufacturer of fiber glass fabrics for the electronics industry headquartered in Japan. Asahi-Schwebel has plant facilities in Japan and a majority interest in a fiber glass fabric manufacturing and finishing plant in Taiwan. In 1996, Asahi-Schwebel had net sales of $135.8 million.

       CS Tech-Fab. CS Tech-Fab is 50% owned by each of the Company and Les Fils d'Auguste Chomarat, a French Company. CS Tech-Fab manufactures nonwoven fiber glass materials for roofing and cement construction applications and for high performance sails. In 1996, CS Tech-Fab had net sales of approximately $13.4 million.

       The Company's joint venture interests are not subject to the covenants of the Indenture governing the Senior Notes or the Credit Agreement.

Employees

       As of February 1, 1997, the Company had 1,385 full time employees, all of whom were located in the United States. Of these employees, 1,294 were engaged in manufacturing and manufacturing related services, and 91 were engaged in sales, marketing and administrative functions. The Company's employees are not represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

Environmental Matters

       The Company's facilities are subject to a broad range of federal, state and local environmental laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and offsite disposal locations. Liability with respect to hazardous substance releases arises principally under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws, which impose strict, retroactive, joint and several liability upon statutorily defined classes of "potentially responsible parties." The Company's foreign joint venture operations are subject to varying degrees of environmental regulation in the jurisdictions in which those facilities are located.

       Based upon an environmental review conducted by outside consultants in connection with the Acquisition, the Company believes that it is currently in substantial compliance with all material environmental requirements, and will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Nevertheless, as is the case with manufacturing operations in general, if a release of hazardous substances occurs on or from the Company's properties or any offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition and/or satisfying third party damage claims. The Company has from time to time been the subject of administrative proceedings, litigation or investigations relating to environmental matters. Management does not believe that the Company is currently subject to any environmental proceedings, litigation or investigations which will have a material adverse effect on the Company.

Patents And Trademarks

       The Company has several United States patents, patent applications and trademarks. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may serve as a barrier to entry in certain product lines. The Company's policy is to obtain patents on its new products and enforce its patent rights.

ITEM 2.  PROPERTIES

       The Company's executive offices are located in Anderson, South Carolina. The Company leases warehouses in Santa Fe Springs, California and Anderson, South Carolina and owns a warehouse that is part of its Statesville facility. The Company owns and operates four principal manufacturing facilities located in the southeastern United States.

                                   Facility size
      Location                     (Square Feet)       Principal Products Manufactured
      --------                     -------------       -------------------------------
Statesville, North Carolina           553,000          Electronics Fiber Glass Fabric
Washington, Georgia                   160,000          Electronics Fiber Glass Fabric
Cleveland, Georgia                     93,000          Electronics Fiber Glass Fabric
Anderson, South Carolina              432,000          Composite Materials Fiber Glass
                                                       Fabric, High Performance Fabrics


       In 1994, 1995 and 1996 the Company spent an aggregate of approximately $23.6 million on facilities maintenance, capacity expansion, modernization, and upgrades of equipment. Management believes that substantially all of its property and equipment is in good condition and that, with current capacity substantially full, it has sufficient capacity to meet its current manufacturing needs. Through capacity expansion and productivity improvements, management believes that the Company will meet its projected manufacturing needs. The Company's existing manufacturing facilities have approximately 1.2 million square feet of floor space and are highly automated in their manufacturing processes and equipment. The manufacturing processes and standards comply with applicable environmental and worker safety laws and regulations. Three of the Company's four manufacturing facilities produce a family of closely related products. Management believes that this focused approach to manufacturing allows these facilities to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

       Substantially all of the Company's assets are subject to liens in favor of the Credit Agreement lenders.


ITEM 3. LEGAL PROCEEDINGS

       From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. None of the legal matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no established public trading market for the common stock of the Clark-Schwebel Holdings, Inc. There are approximately 20 holders of the Company's common stock.

       The information in the first paragraph under the subheading "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference. All sales by the Registrant of its equity securities in 1996 were in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, to members of the Company's management, related individuals and an affiliate of a merchant banking firm.

       The 12.5% participating preferred stock (the "Holdings Preferred Stock") of Clark-Schwebel Holdings, Inc. ("Holdings") is convertible, in whole or in part, at the option of the holder thereof into the common stock of Holdings (the "Holdings Common Stock") concurrent with or after the occurrence of an initial public offering of the Holdings Common Stock. The price per share at which each share of Holdings Participating Preferred Stock is subject to conversion is (i) the price per share of Holdings Common Stock received by Holdings (net of underwriting discounts and commissions) in an initial public offering, if conversion occurs concurrent with an initial public offering, and
(ii) the fair market value of a share of Holdings Common Stock, if conversion occurs after an initial public offering. The Company may at any time and from time to time redeem all or any portion of Holdings Participating Preferred Stock. Upon redemption or a conversion event, a holder of Holdings Participating Preferred Stock is entitled to receive for each share of such Holdings Participating Preferred Stock one share of Holdings Common Stock plus the per share Liquidation Value of the Holdings Preferred Stock and accrued and unpaid dividends.

ITEM 6.  SELECTED FINANCIAL DATA

       Set forth below are selected historical and other financial data of Fort Mill, the predecessor company, for the fiscal years ended 1992 through 1995. Fort Mill had no other operations other than Clark-Schwebel, Inc. and its sole asset was all of the capital stock of Clark-Schwebel, Inc. The selected historical financial data were derived from the historical balance sheets for 1994 and 1995 and the historical income statements for 1993, 1994 and 1995 which were audited by Deloitte & Touche LLP. The selected historical consolidated balance sheet data for 1992 and 1993 and the income statement data for 1992 were derived from unaudited historical financial statements of Fort Mill. The 1996 selected historical and other financial data represents the results of operations of Fort Mill, the predecessor company, through April 17, 1996, and Clark-Schwebel Holdings, Inc., the successor company, for the period of April 18, 1996 through December 28, 1996. Clark-Schwebel Holdings, Inc.'s sole asset is all of the common stock of Clark-Schwebel, Inc., its operating company. The 1996 selected historical financial data were derived from 1996 consolidated financial statements which were audited by Arthur Andersen, LLP. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                            (Dollars in Millions)
                                                                 Fiscal Year
                                      ------------------------------------------------------------------------
                                      1992(2)     1993       1994      1995      1996      1996       Combined
                                      -------     ----       ----      ----      ----      ----       --------
                                                                                 (3.5      (8.5         1996
                                                                                months)    months)      ----
                                                                                                         (12
                                                   (Predecessor)                        (Successor)    months)

  Net ..........................      $158.8     $163.7     $189.4    $231.3    $68.9     $152.0       $220.9
  Cost of sales ................       138.9      139.2      160.7     192.0     55.0      118.6        173.6
                                      ------     ------     ------    ------    -----     ------        ------
  Gross profit .................        19.9       24.5       28.7      39.3     13.9       33.4         47.3

  Selling, general and
    administrative expenses ....        16.3       15.5       14.4      17.8      4.8       10.4         15.2
  Idle equipment write-off(1) ..          --         --        1.8        --       --         --           --
                                      ------     ------     ------    ------    -----     ------       ------
  Operating income .............         3.6        9.0       12.5      21.6      9.1       23.0         32.1
  Interest expense .............         0.5        0.4        0.4       0.4      0.1       10.1         10.2
  Other, net ...................         0.1         --         --        --       --        0.1          0.1
                                      ------     ------     ------    ------    -----     ------       ------
  Income before income taxes ...         3.2        8.6       12.0      21.2      9.0       13.0         22.0
  Provision for income taxes ...         1.6        3.6        4.9       8.4      3.6        5.5          9.1
  Income (loss) from equity
    investees, net(2) ..........        (5.4)      (3.4)       1.2       2.6      1.2        2.6          3.8
                                      ------     ------     ------    ------    -----     ------       ------
  Income (loss) from continuing
    operations .................        (3.8)       1.6        8.3      15.3      6.6       10.1         16.7
  Discontinued operations(3) ...        (0.2)       0.7        3.0       0.1       --         --           --
                                      ------     ------     ------    ------    -----     ------       ------
  Net income (loss) ............        (4.0)       2.3       11.3      15.4      6.6       10.1         16.7

  Accrued dividends on
    preferred stock ............          --         --         --        --       --        3.1          3.1
                                      ------     ------     ------    ------    -----     ------        ------
  Net income (loss) applicable
    to common shares ...........      $ (4.0)    $  2.3     $ 11.3    $ 15.4    $ 6.6     $  7.0       $ 13.6
                                      ======     ======     ======    ======    =====     ======       ======

                                                                           Fiscal Year
                                         -----------------------------------------------------------------------------------
                                         1992(2)        1993        1994       1995         1996        1996        Combined
                                         -------        ----        ----       ----         ----        ----        --------
                                                                                            (3.5        (8.5          1996
                                                                                           months)     months)        ----
                                                                                                                      (12
                                                          (Predecessor)                              (Successor)     months)
Other Data:
  EBITDA(4) .........................     $13.0         $19.0      $ 22.5       $32.7       $12.7      $  29.6      $  42.3
  EBITDA, as adjusted(4) ............      13.0          19.0        24.3        34.1        12.7         29.6         42.3
  Depreciation and amortization .....       9.4          10.0        10.0        11.1         3.5          7.3         10.8
  Capital expenditures ..............       4.3           8.8        11.5         8.4         1.6          2.0          3.6
  Gross profit as a percentage
    of net sales ....................      12.5%         15.0%       15.1%       17.0%       20.2%        22.0%        21.4%
  EBITDA as a percentage of
    net sales .......................       8.2%         11.6%       11.9%       14.1%       18.4%        19.5%        19.1%
  EBITDA, as adjusted as a
    percentage of net sales .........       8.2%         11.6%       12.8%       14.7%       18.4%        19.5%        19.1%
  Ratio of earnings to fixed
    charges(5) ......................       4.3x         15.0x       23.2x       45.7x       47.5x         2.0x         2.5x

  Net cash provided by (used in)(6):

    Operating activities ............     $(1.4)        $ 7.3      $ 16.2       $18.0       $ 8.0      $  41.1      $  49.1
    Investing activities ............      (4.3)         (8.7)        7.6        (8.4)       (1.6)      (194.9)      (196.5)
    Financing activities ............       5.7          (8.7)      (23.8)       (9.1)       (6.5)       157.4        150.9




                                                                Fiscal Year
                                           -------------------------------------------------------
                                             1992(2)    1993        1994      1995       1996
                                             -------    ----        ----      ----       ----
                                                          (Predecessor)               (Successor)

Balance Sheet Data (at end of period):
  Working capital .......................   $ 37.9     $ 38.1     $ 41.2     $ 46.3     $ 25.2
  Total assets ..........................    184.8      186.2      179.6      188.7      240.7
  Total long-term debt (including current
    portion) ............................      5.9        5.9        6.1        6.0      123.5
  Total stockholders' equity ............    148.7       47.6      137.5      144.0       49.8

------------
(1) During 1994, the Company recorded a $1.8 million charge against operating income related to the write-off of certain idle manufacturing equipment.

(2) In 1992, the Company's European operations were conducted through two wholly owned subsidiaries (the "European Subsidiaries"). On March 25, 1993, the Company contributed its two European Subsidiaries and $8.8 million in cash to CS-Interglas AG, in consideration for a DM20 million convertible subordinated note and a minority equity interest in CS-Interglas AG. At the end of 1996, the DM20.0 million convertible note had a carrying value of $13.0 million. The value assigned to the Company's minority interest at the time of the Acquisition was $14.1 million. Beginning in 1993, the Company accounted for this investment using the equity method of accounting. In order to show comparable financial data, the results of the European Subsidiaries for 1992 have been restated in the "Selected Historical Financial Data" chart using the equity method of accounting. The financial results of the Company on a consolidated basis for 1992 are reflected below (in millions).

                                                            Fiscal Year
                                                                1992
                                                                ----
Income Statement Data:
Net sales ................................................     $200.5
Operating loss ............................................      (4.3)
Net loss .................................................       (4.0)
                                                               ======


(3) In 1994, the Company sold substantially all of the assets of a subsidiary engaged in a separate line of business. In January 1996, the Company sold its equity investment in a company engaged in a separate line of business. For further discussion, see Note 13 to the Audited Financial Statements.

(4) EBITDA is defined herein as operating income plus depreciation and amortization. EBITDA, as adjusted, is defined herein as operating income plus depreciation, amortization, the non-recurring asset write-off ($1.8 million in 1994) and the provision for a customer bad debt ($1.4 million in 1995) related to a receivable retained by Springs Industries. EBITDA and EBITDA, as adjusted, do not include any income (loss) from equity investees, net. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income, net income or cash flows from operating activities as determined by GAAP and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA and EBITDA, as adjusted, do not represent available or discretionary funds of the Company.

(5) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income before taxes, earnings (loss) from a 50% owned equity investment, distributed income from the less than 50% owned equity investments and fixed charges. Fixed charges include interest expense, including the interest portion of lease expense, and amortization of bond issue costs.

(6) This cash flow information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following information should be read in conjunction with "Selected Financial Data" and the Financial Statements and the notes thereto included elsewhere in this Form 10-K. The accompanying analysis compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company, on a consolidated basis, for the year ended December 28, 1996 to the results of operations of Fort Mill A Inc., the predecessor company, for the year ended December 30, 1995, and the results of operations of the predecessor company for the 1995 fiscal year to those for the 1994 fiscal year. The results of operations for the year ended December 28, 1996 represent the combined results of the predecessor company, for the period of December 31, 1995 through April 17, 1996, and the successor company for the period of April 18, 1996 through December 28, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods is not comparable and the impact of interest expense on the successor company is discussed below.


General

       The Company believes it is the largest United States manufacturer of fiber glass fabrics for use in the electronics industry and a leading manufacturer of fiber glass fabrics and high performance fabrics for a wide variety of industrial applications. Fiber glass fabric is a critical component of printed circuit boards which are used in virtually all electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances. Fiber glass fabrics are also used to reinforce plastic composite materials for aircraft and aerospace applications and for marine and tooling markets. Other applications of fiber glass fabrics include reinforcing electrical tape and providing high temperature dust filtration for the carbon black, steel and power industries. The Company's high performance fabrics are used primarily for civilian and military ballistics protection in bullet-resistant vests and helmets, and by the aerospace industry in the manufacture of composite material aircraft parts.

       Sales of the Company's fiber glass fabrics are principally driven by the electronics industry which has experienced growth due to: (i) expanded applications for computer systems; (ii) technological advancements; and (iii) new product introductions. The Company believes that there is no cost-effective substitute for fiber glass fabric that can satisfy the stringent quality and performance criteria demanded of printed circuit boards. The Company's high performance sales to the military end-use market are generally dependent upon government expenditures and may fluctuate from year to year; however, sales to the civilian ballistics protection market have historically been stable.

       The Company's financial results have historically been affected by general economic conditions and by conditions affecting the electronics industry in particular. During the third quarter of 1996, the Company experienced softening demand for electronics fiber glass fabric. The downturn in demand was temporary in nature and resulted from an inventory correction experienced throughout the electronics supply chain. Demand for electronics fiber glass fabric returned to pre-correction levels during the fourth quarter. Furthermore, in 1996 there was a significant reduction in the number of contract quotes requested by the government for military ballistic fabrics, which led to a decline in high performance sales in 1996.

       Fiber glass yarn is the principal raw material used in the production of fiber glass fabric. There are two major suppliers of fiber glass yarn in the United States, and substitutes are not readily available. The Company purchases most of its aramid yarn from one supplier. Beginning in the fourth quarter of 1994, shortages of fiber glass yarn occurred, and, in the first quarter of 1995, suppliers of fiber glass yarn reduced shipments, limiting supply to the Company and other purchasers of fiber glass yarn. However, since mid-1996, fiber glass yarn supply has been sufficient to meet demand because of capacity increases by the Company's suppliers coupled with the softness in electronics fiber glass fabric requirements due to the above mentioned inventory correction. Yarn prices increased in 1996 at a higher than historical rate due in part to the yarn shortage. The Company generally has been able to pass through such price increases to its customers.

Results Of Operations
1996 Compared To 1995


                                               Twelve month            Period from
                                                period from            December 31,         Period from      Combined twelve
                                                January 1 -               1995 -            April 18 -         month period
                                               December 30,             April 17,          December 28,     from December 31,
                                                   1995                    1996                1996          1995 - December
                                            (Predecessor Basis)    (Predecessor Basis)   (Successor Basis)       28, 1996
                                            -------------------   --------------------   -----------------  --------------------
                                                                         (Dollars in thousands)

Net sales ..................................    $ 231,306               $ 68,911            $ 152,003            $ 220,914
Cost of goods sold .........................      191,978                 54,958              118,605              173,563
                                                ---------               --------            ---------            ---------
Gross profit ...............................       39,328                 13,953               33,398               47,351
Selling, general and administrative expenses       17,750                  4,812               10,418               15,230
                                                ---------               --------            ---------            ---------
Operating income ...........................       21,578                  9,141               22,980               32,121
Interest expense ...........................         (401)                  (148)             (10,061)             (10,209)
Other income (expense), net ................           12                     (5)                  50                   45
Provision for income tax ...................       (8,444)                (3,595)              (5,460)              (9,055)
Income from equity investees, net ..........        2,553                  1,174                2,633                3,807
                                                ---------               --------            ---------            ---------
Income from continuing operations ..........    $  15,298               $  6,567            $  10,142            $  16,709
                                                =========               ========            =========            =========

PERCENTAGE OF NET SALES

Net sales ..................................        100.0%                 100.0%               100.0%               100.0%
Cost of Goods Sold .........................         83.0                   79.7                 78.0                 78.6
                                                ---------               --------            ---------            ---------
Gross profit ...............................         17.0                   20.3                 22.0                 21.4
Selling, general and administrative expenses          7.7                    7.0                  6.9                  6.9
                                                ---------               --------            ---------            ---------
Operating income ...........................          9.3                   13.3                 15.1                 14.5
Interest expense ...........................         (0.2)                  (0.2)                (6.6)                (4.6)
Other income (expense), net ................         --                     --                   --                   --
Provision for income tax ...................         (3.6)                  (5.2)                (3.6)                (4.1)
Income (loss) from equity investees, net ...          1.1                    1.7                  1.7                  1.7
                                                ---------               --------            ---------            ---------
Income from continuing operations ..........          6.6%                   9.6%                 6.7%                 7.5%
                                                =========               ========            =========            =========



       Net Sales. Net sales for 1996 decreased by $10.4 million, or 4.5%, to $220.9 million from $231.3 million in 1995. Despite reduced demand for electronics fiber glass fabric in the third quarter due to an inventory correction in the supply chain, sales of electronics fiber glass in 1996 increased modestly by 2.0% in 1996 over 1995. Composite material fiber glass sales increased 10.2% in the same period. Higher sales to the aerospace and coating & laminating markets accounted for this increase. While overall fiber glass sales were up $7.1 million, or 3.9%, the increase was more than offset by a $17.5 million, or 33.4%, decline in high performance fabric sales. After a strong first quarter in high performance fabric sales, there was a significant reduction in the number of contract quotes requested by the government for military ballistic fabrics. Management's decision to exit the automotive airbag fabric business also contributed to the decline in high performance sales.

       Gross Profit. Gross profit for 1996 increased $8.0 million or 20.4% to $47.4 million from $39.3 million in 1995. Gross profit as a percentage of sales improved to 21.4% in 1996 from 17.0% in 1995. The significant improvement in both gross profit dollars and gross profit percentage resulted from several factors including a shift in sales mix weighted more towards fiberglass fabrics which generate higher margins than high performance fabric, improved operating efficiencies which allow management the flexibility to run extended workweeks at electronic fiber glass plants and to adjust running schedules to customer demand when necessary, and improved pricing.

       SG&A. SG&A for 1996 decreased by $2.5 million, or 14.2%, to $15.2 million. As a percentage of net sales, SG&A decreased to 6.9% in 1996 from 7.7% in 1995. This decrease resulted from lower bad debt expense and lower stand alone expenses in 1996 compared to parent company allocations in 1995, offset somewhat by higher goodwill amortization and the payout to certain executives of compensation under Springs Industries' executive compensation plans which vested and were paid on the Closing of the Acquisition.

       Operating Income. Operating income increased by 48.8% in 1996 to $32.1 million from $21.6 million in 1995. As a percentage of sales, operating income increased to 14.5% in 1996 from 9.5% in 1995 due to all the factors mentioned above.

       Interest Expense. Interest expense is not comparable to prior periods as a result of the financing related to the Acquisition. Interest expense for the successor company was $10.2 million, for the period of April 18,1996 to December 28,1996.

       Income From Equity Investees, Net. Income from equity investees, net, improved by $1.3 million to $3.8 million in 1996. This improvement resulted from higher net income reported by Asahi-Schwebel. Asahi-Schwebel's results were favorably impacted primarily by the strength of sales in Japan, driven by improved pricing and a stronger dollar, and, to a lesser degree, by the inclusion of the financial results of its newly acquired 51% owned subsidiary, Asahi-Schwebel (Taiwan) Co., Ltd. The results of operations of Taiwan were included with the results of Asahi-Schwebel effective with the acquisition on April 1, 1996. CS-Interglas results were flat when compared to last year. Demand for electronic fiber glass fabric in the last quarter of 1996 moderated somewhat in Europe from earlier demand levels. CS-Tech Fab results in 1996 were slightly lower than those experienced in 1995.

       Income From Continuing Operations. The significant improvements in operating results and income from equity investees were more than enough to offset the increase in interest expense, as income from continuing operations for 1996 was 9.2% higher than in 1995.


1995 Compared To 1994

       Net Sales. Net sales for 1995 increased $41.9 million, or 22.1%, to $231.3 million from $189.4 million in 1994. This increase was substantially driven by volume increases in the electronics fiber glass and high performance fabrics categories. Net sales of electronics fiber glass fabric grew in 1995 by 25.0%, with volume increases accounting for the majority of this increase. Net sales of composite materials fiber glass fabric in 1995 decreased 5.8% due primarily to lower volume in the markets for coated and laminated fabrics. Net sales of high performance fabrics grew by $17.3 million, or 49.4%, to $52.3 million in 1995. Military contract related volume increases accounted for $14.1 million of this increase. In late 1995, the Company elected to discontinue sales of high performance fabrics to the automotive industry for use in airbags due to the existence of several well-established competitors and significant price competition in the market. Airbag sales were $4.7 million, or 2.0%, of the Company's net sales, in 1995 compared to $2.4 million in 1994. The Company exited this business in the first half of 1996.

       Gross Profit. Gross profit for 1995 increased to $39.3 million, or by 37.2%, from $28.7 million in 1994. The increase in gross profit resulted primarily from increased volume in electronics fiber glass and high performance fabrics. Gross profit as a percentage of net sales improved to 17.0% in 1995 from 15.1% in 1994 due primarily to improved capacity utilization resulting from the volume increases and management's initiatives to improve productivity at its manufacturing facilities.

       SG&A. SG&A for 1995 increased by $3.4 million to $17.8 million from $14.4 million in 1994. Increased bad debt expense, higher intercompany charges allocated by the Company's parent, Springs Industries, and increased distribution costs related to higher volume accounted for $1.6 million, $0.6 million and $0.4 million, respectively, of the increase. Approximately $1.4 million of the increase in bad debt expense related to the potential uncollectibility of an outstanding receivable from a high performance fabric customer servicing the military end-use market. The outstanding accounts receivable balance and corresponding reserve was transferred to Springs Industries prior to the Closing of the Acquisition. As a percentage of net sales, SG&A increased to 7.7% in 1995 from 7.6% in 1994.

       Operating Income. Operating income for 1995 increased $9.1 million to $21.6 million from $12.5 million in 1994. As a percentage of net sales, operating income for 1995 increased to 9.3% from 6.6% in 1994. During 1994, the Company took a $1.8 million charge against operating earnings related to the write-off of certain idle manufacturing equipment. Operating income for 1994 excluding the write-off of certain idle equipment was $14.3 million or 7.6% of net sales.

       Income From Equity Investees, Net. Income from equity investees, net, increased $1.4 million in 1995 from $1.2 million in 1994. This improvement resulted primarily from higher net income reported by Asahi-Schwebel and CS-Interglas due to increased world wide demand for fiber glass fabric. Similar to the U.S. market, this increase was driven primarily by the strong demand for electronics. CS Tech-Fab reported a slight increase in net income.

       Income From Continuing Operations. The significant improvements in operating results and income from equity investees were more than enough to offset the increase in SG&A expenses, as income from continuing operations for 1995 was 83.9% higher than in 1994.


Liquidity And Capital Resources

       On April 17, 1996, the Company was purchased from Springs Industries for approximately $192.9 million, funded by a combination of equity and debt. Equity of $45.0 million was provided by Vestar/CS Holding and the Management Investors in exchange for all of the capital stock of Holdings. Vestar/CS Holding contributed $43.2 million in exchange for $35.0 million liquidation value of the 12.5% participating preferred stock of Holdings ("Holdings Preferred Stock") and $8.2 million of the common stock of Holdings ("Holdings Common Stock"). The Management Investors invested $1.8 million in Holdings Common Stock. Approximately $0.8 million of the contribution from the Management Investors was financed by loans from the Company. The funded debt used to finance the Acquisition consisted of $110.0 million of Senior Notes, $15.0 million of loans under a Term Loan under the Credit Agreement, and $35.0 million of loans under a Revolving Credit Facility under the Credit Agreement. The required amortization payments under the Term Loan are $0.4 million in 1997, $2.0 million in 1998, $2.5 million in 1999, $3.0 million in 2000, $3.5 million in 2001 and $2.0 million in 2002. Futhermore, pursuant to the Credit Agreement, prepayments may be required under the Term Loan depending on the Company's leverage ratio and cash flow. The Company may prepay the Term Loan at any time without penalty. The Revolving Credit Facility matures in April 2002. Substantially all of the assets of Clark-Schwebel, Inc., the operating company, are subject to liens in favor of the Credit Agreement lenders. Other than upon a change of control or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. The Company is required to make semi-annual interest payments on April 15 and October 15 with respect to the Senior Notes.

       Cash provided by operations for the period from April 18, 1996 to December 28, 1996 was $41.1 million, and for the period from December 31, 1995 to April 17, 1996 was $8.0 million compared with $18.0 million provided by operations in fiscal 1995. Strong profitability coupled with the Company's efforts to reduce its investment in working capital led to the significant improvement in cash generated from operations for 1996. The Company invested $2.0 million in capital expenditures for the period from April 18, 1996 to December 28, 1996, and an additional $1.6 million for the period from December 31, 1995 to April 17, 1996, which was moderate compared to previous periods. The moderate level of capital spending was primarily the result of fewer planned major projects for fiscal 1996. The Company typically makes capital expenditures to enhance capacity and improve manufacturing facilities and processing equipment. The Company anticipates that capital spending in 1997 will increase to approximately $9.5 million. Strong cash flow from operations and moderate capital spending allowed the Company to reduce total long-term debt by $36.6 million since April 18, 1996. Debt of $35.0 million which was borrowed under the Credit Agreement's Revolving Credit Facility at Closing was repaid during the period, while the amount outstanding under the Credit Agreement's Term Loan was reduced by $1.6 million. As of December 28, 1996, the Company had $55.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the year with debt, net of cash, of $119.4 million, consisting of $110.0 million in Senior Notes, $13.4 million under the Term Loan, and $4.0 million in cash and cash equivalents.

       To meet its liquidity needs, the Company has relied and expects to continue to rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility. The Company's ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Credit Agreement and the Senior Notes' Indenture. Additionally, such terms place restrictions on the Company with respect to liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and mergers. All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel

Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at December 28, 1996 is $61,221, which represents the book value of the foreign equity investments ($59,906) and distributions received in the form of cash from the foreign equity investments ($1,315). The Company believes that cash generated from operations and borrowing resources will be sufficient to fund the Company's cash needs for the foreseeable future.

Joint Ventures

       The Company accounts for its three joint venture interests using the equity method of accounting. Accordingly, the Company's operating income excludes net income (loss) from such interests. Historically, each of the three joint venture interests has been wholly self-supporting and received no distributions from the Company. See "Business--Joint Ventures."


Accounting Standards

       A summary of the Company's significant accounting policies is included in
Note 3 to the footnotes of the Audited Financial Statements for the fiscal year ended December 28, 1996, enclosed in this Form 10-K.


Certain Relevant Factors

       Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, forward looking statements, such as earnings projections, are protected from liability as long as they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from projected results. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

- A moderating growth rate or reduction in sales of electronics products, which incorporate a significant percentage of the Company's products, could materially affect operating results. The electronics industry is cyclical and has experienced recurring downturns. A future downturn could reduce demand for, and prices of, materials used in electronics products, including those manufactured by the Company.

- Rapid technology changes in the electronics industry have placed increasingly rigorous demands on weight, thickness, and consistency of fiber glass products produced by the Company. Technological change in the printed circuit board industry is rapid and continuous and will continue to require increased technological and manufacturing capability and expertise. Advances in semi-conductor technology could further reduce the surface area of printed circuit boards and possibly demand for the Company's products. Operating results could be materially affected by the Company's ability to maintain its technological position.

- The Company could face increased competition if cost-effective alternatives to fiber glass fabrics were developed for the electronics industry. Currently, only lower-end electronics, which use a paper based laminate system for printed circuit boards, and very high-end electronics, which use a variety of very expensive materials for printed circuit boards, use non-fiber glass fabrics. However, the development and introduction of cost-competitive alternatives could have a material adverse impact on the Company's business, financial condition, and results of operations.

- Virtually all fiber glass yarn manufactured in North America is produced by two suppliers, and substitutes are not readily available. The Company purchases substantially all of its fiber glass yarn from these two suppliers. The Company purchases most of its aramid yarn from one supplier. Any disruption in the ability or willingness of the Company's suppliers to deliver fiber glass or aramid yarns to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations. During 1995 and through mid-1996, the Company experienced a fiber glass yarn shortage which limited the Company's ability to expand production of fiber glass fabrics. Additionally, due in part to the fiber glass yarn shortage, the price of fiber glass yarn increased over the prior year at a higher than historical rate. While the Company generally has been able to pass through increases in the cost of fiber glass yarn, the inability of the Company to do so in the future could have a material adverse effect on the Company's business, financial condition, and results of operations.

- The Company's customer base is concentrated. In 1996, sales to two of the Company's customers each accounted for more than 10% of the Company's net sales, and sales to the Company's top ten customers accounted for approximately 70% of net sales. As customers seek to establish closer relationships with their suppliers, the Company expects its customer base to continue to become more concentrated. If, for any reason, any of its key customers were to purchase significantly less of the Company's products in the future, such decreased level of purchases could have a material adverse effect on the Company's business, financial condition, and results of operations.

- The Company could face an increasingly competitive market place in electronics fiber glass fabric resulting from expected capacity growth in glass yarn and woven fiber glass both domestically and world wide.

- The Company relies on constant communication with its customers to anticipate the future volume of purchase orders. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, can cause a customer to reduce or delay orders previously anticipated by the Company.

- The Company's facilities are subject to a broad range of federal, state, local, and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and offsite disposal locations. The Company has made, and will continue to make, expenditures to comply with such laws and requirements. The Company believes, based on information currently available to management, that it will not require material capital expenditures to maintain compliance with environmental requirements during this or the following fiscal year or the foreseeable future. However, future events, such as changes in existing laws and regulations or the discovery of contamination at sites owned or operated by the Company, or to which Company waste has been transported, may give rise to additional compliance or remediation costs which could have a material adverse effect on the Company's financial condition or results of operations.

- The Company's success is dependent upon certain key management personnel. There is competition for qualified employees among companies in the electronic materials industry, and the loss of certain of the Company's employees or an inability to continue to attract and motivate highly skilled employees could have a material adverse effect on the Company's business, financial condition, and results of operations.

- The Company's international joint ventures are subject to risks, including exchange rates, unexpected changes in regulatory requirements, tariffs, international trade restrictions or prohibitions, political and economic instability, and changes in taxation. Equity income from the international joint ventures may be materially affected by currency exchange rate fluctuations.


Inflation

       The Company generally attempts to pass cost increases to its customers. Costs are affected by, among other things, inflation, and the effects of inflation may be experienced by the Company in future periods. The Company believes, however, that inflationary effects have not been material to the Company during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         (See Pages 23-39 - This page is intentionally left blank)

Report of Independent Public Accountants




To the Board of Directors of
Clark-Schwebel Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Clark-Schwebel Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996, and the related consolidated statements of income and cash flows for each of the two periods in the year ending December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark-Schwebel Holdings, Inc. and subsidiaries as of December 28, 1996, and the results of their operations and their cash flows for each of the two periods in the year ended December 28, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP





Columbia, South Carolina,
  February 14, 1997.

INDEPENDENT AUDITORS' REPORT



We have audited the accompanying balance sheet of Fort Mill A Inc. (the "Predecessor") (a wholly owned subsidiary of Springs Industries, Inc.) as of December 30, 1995, and the related statements of income and cash flows for the two fiscal years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Fort Mill A Inc. as of December 30, 1995, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 9, 1996
(February 24, 1996 as to Note 2)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 1995 and DECEMBER 28, 1996
                  (Dollars in Thousands Except Per Share Data)

                                                                                 DECEMBER 30,   DECEMBER 28,
                                                                                     1995           1996
                                                                                 (Predecessor   (Successor
                                                                                     Basis)        Basis)
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents ...........................................    $     584     $   4,064
          Accounts receivable, net ............................................       33,298        25,794
          Inventories,  net ...................................................       28,791        33,625
          Other ...............................................................        2,069           592
                                                                                   ---------     ---------
               Total current assets ...........................................       64,742        64,075
                                                                                   ---------     ---------

PROPERTY, PLANT AND EQUIPMENT .................................................       96,791        67,936
     Accumulated depreciation .................................................      (43,777)       (5,841)
                                                                                   ---------     ---------
          Property, plant and equipment, net ..................................       53,014        62,095
                                                                                   ---------     ---------

EQUITY INVESTMENTS ............................................................       62,904        63,426

NET ASSETS OF DISCONTINUED OPERATIONS .........................................        2,600             0

GOODWILL ......................................................................        5,096        44,333

OTHER ASSETS ..................................................................          373         6,808
                                                                                   ---------     ---------
TOTAL ASSETS ..................................................................    $ 188,729     $ 240,737
                                                                                   =========     =========


LIABILITIES AND EQUITY

CURRENT LIABILITIES:
          Accounts payable ....................................................    $   9,032     $  21,448
          Accrued liabilities .................................................        7,328        15,330
          Deferred tax liabilities -- current .................................        2,024         2,056
          Current maturities of long-term debt ................................           79            51
                                                                                   ---------     ---------
               Total current liabilities ......................................       18,463        38,885

LONG-TERM DEBT ................................................................        5,907       123,440

DEFERRED TAX LIABILITIES ......................................................       14,826        21,458

LONG-TERM BENEFIT PLANS, DEFERRED COMPENSATION AND OTHER ......................        5,570         7,121

COMMITMENTS AND CONTINGENCIES .................................................
                                                                                   ---------     ---------
TOTAL LIABILITIES .............................................................       44,766       190,904
                                                                                   ---------     ---------

EQUITY:
      Preferred stock (par value per share - $.01) - 12.5% participating,
         10,000 shares authorized, 0 and 1,000 shares issued and
         outstanding, respectively ............................................            0        35,000
      Common stock (par value per share - $.01) - 100,000 shares authorized,
         9,000 shares issued and outstanding, less management loans of $822 ...            0         9,178
      Common stock (par value per share - $1.00) - 1,000 shares authorized,
         100 shares issued and outstanding ....................................            1             0
      Retained earnings .......................................................            0         7,005
      Investment by Springs ...................................................      134,357             0
      Cumulative translation adjustment .......................................        9,605        (1,350)
                                                                                   ---------     ---------
           Total equity .......................................................      143,963        49,833
                                                                                   ---------     ---------
TOTAL LIABILITIES AND EQUITY ..................................................    $ 188,729     $ 240,737
                                                                                   =========     =========


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                             (Dollars in Thousands)



                                                                               December 31,
                                                                                  1995 -       April 18 -
                                                                                 April 17,    December 28,
                                                       1994           1995         1996           1996
                                                       ----           ----         ----           ----
                                                              (Predecessor Basis)          (Successor Basis)

Net sales .......................................    $ 189,419     $ 231,306     $ 68,911     $ 152,003
Cost of goods sold ..............................      160,747       191,978       54,958       118,605
                                                     ---------     ---------     --------     ---------
Gross profit ....................................       28,672        39,328       13,953        33,398
Selling, general and adminstrative
  expenses ......................................       14,370        17,750        4,812        10,418
Idle equipment write-off ........................        1,836             0            0             0
                                                     ---------     ---------     --------     ---------
      Operating income ..........................       12,466        21,578        9,141        22,980

Other income (expense):
      Interest expense ..........................         (401)         (401)        (148)      (10,061)
      Other, net ................................          (28)           12           (5)           50
                                                     ---------     ---------     --------     ---------
Income before income taxes ......................       12,037        21,189        8,988        12,969
Provision for income tax ........................       (4,896)       (8,444)      (3,595)       (5,460)
Income from equity investees, net ...............        1,176         2,553        1,174         2,633
                                                     ---------     ---------     --------     ---------
Income from continuing operations ...............        8,317        15,298        6,567        10,142
Discontinued operations:
      Income from discontinued operations, net ..          426           111            0             0
      Gain on sale of discontinued operation, net        2,573             0            0             0
                                                     ---------     ---------     --------     ---------
Net income ......................................    $  11,316     $  15,409     $  6,567        10,142
                                                     =========     =========     ========
Accrued dividends on preferred stock ............                                                (3,137)
                                                                                              ---------
         Net income applicable to common shares                                               $   7,005
                                                                                              =========





                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995 AND DECEMBER 28, 1996
                             (Dollars in Thousands)



                                                                                                       December 31,
                                                                                                          1995 -      April 18 -
                                                                                                         April 17,   December 28,
                                                                                 1994         1995        1996           1996
                                                                                 ----         ----        ----           ----
                                                                                         (Predecessor Basis)         (Successor
                                                                                                                        Basis)
OPERATING  ACTIVITIES:
     Net income ...........................................................    $ 11,316     $ 15,409     $ 6,567     $  10,142
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ..................................      10,028       11,128       3,526         7,284
           Idle equipment write-off .......................................       1,836            0           0             0
           Deferred tax provision .........................................         577          176       1,404        (1,128)
           Income from equity  investments,  net ..........................      (1,176)      (2,553)     (1,174)       (2,633)
           Income from discontinued  operations,  net .....................        (426)        (111)          0             0
           Gain on sale of discontinued operation, net ....................      (2,573)           0           0             0
           Changes in assets and liabilities, net of the effects of the purchase of the company:
                Accounts receivable .......................................        (831)      (8,244       1,832         3,811
                Inventories ...............................................      (1,825)      (2,931)     (2,833)        3,323
                Prepaid expenses and other ................................      (2,055)       1,465        (187)        1,399
                Accounts payable ..........................................         833        3,181        (697)       14,011
                Accrued liabilities .......................................         261          367        (289)        5,076
           Other ..........................................................         200          124        (131)         (151)
                                                                               --------     --------     -------     ---------
                     Net cash provided by operating activities ............      16,165       18,011       7,968        41,134
                                                                               --------     --------     -------     ---------
INVESTING  ACTIVITIES:
     Purchases of equipment ...............................................     (11,543)      (8,429)     (1,603)       (2,035)
     Proceeds from sale of discontinued operation .........................      19,130            0           0             0
     Proceeds from sale of assets .........................................          18           42           0             0
     Payment for purchase of company ......................................           0            0           0      (192,895)
                                                                               --------     --------     -------     ---------
                     Net  cash provided by (used in)  investing  activities       7,605       (8,387)     (1,603)     (194,930)
                                                                               --------     --------     -------     ---------

FINANCING ACTIVITIES:
     Investment by Springs ................................................     (23,774)      (8,982)    (10,955)            0
     Transfer of assets retained by Springs ...............................           0            0       4,461             0
     Proceeds from issuance of stock ......................................           0            0           0        45,000
     Payment of acquisition fees, net .....................................           0            0           0       (10,128)
     Loans to management investors ........................................           0            0           0          (822)
     Proceeds from long-term borrowings ...................................           0            0           0       160,000
     Principal payments under long-term debt and capital lease obligations          (43)         (87)        (29)      (36,616)
                                                                               --------     --------     -------     ---------
                     Net cash provided by (used in) financing activities ..     (23,817)      (9,069)     (6,523)      157,434
                                                                               --------     --------     -------     ---------
NET CHANGE IN CASH ........................................................         (47)         555        (158)        3,638
CASH, BEGINNING  OF PERIOD/YEAR ...........................................          76           29         584           426
                                                                               --------     --------     -------     ---------
CASH, END OF PERIOD/YEAR ..................................................    $     29     $    584     $   426     $   4,064
                                                                               ========     ========     =======     =========
CASH PAID FOR INTEREST ....................................................    $    401     $    401     $   120     $   7,081
                                                                               ========     ========     =======     =========
CASH PAID FOR TAXES .......................................................    $      0     $      0     $     0     $   7,546
                                                                               ========     ========     =======     =========


Noncash Transaction: The Company accrued dividends on preferred stock of $3,137 for the period of April 18 - December 28, 1996.




                See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS in THOUSANDS)




1.    BASIS  OF  PRESENTATION

       The accompanying consolidated financial statements include the assets, liabilities and results of operations as of December 28, 1996 and for the period from April 18, 1996 to December 28, 1996 of Clark-Schwebel Holdings, Inc., the successor company ("Company"), following the change in ownership (see Note 2). The Company's primary assets is the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets, liabilities, and results of operations as of and for the period ended December 30, 1995 and December 31, 1994, and for the period from December 31, 1995 to April 17, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership. The statements of the Predecessor Company include certain liabilities and expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs") - parent company level. The financial statements of the Predecessor Company and Successor Company are not comparable in certain respects due to differences between the costs bases of certain assets and liabilities and the impact of interest expense on the Successor Company (see Note 2).

      Summarized Financial Information---The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. Clark-Schwebel, Inc. is a wholly owned subsidiary of Clark-Schwebel Holdings, Inc. and its separate financial statements are not included or filed separately because management has determined that they would not be material to investors since they are not significantly different from the financial statements of Clark-Schwebel Holdings, Inc. The balance sheet information is as of December 28, 1996 and the income statement information is for the period of April 18, 1996 through December 28, 1996.

                                                                        1996
                                                                        ----
                                                                    (Successor)
Current assets ...................................................   $ 64,038
Noncurrent assets ................................................    176,662
                                                                     --------
Total assets .....................................................   $240,700
                                                                     ========
Current liabilities ..............................................   $ 38,881
Noncurrent liabilities ...........................................    152,019
Equity ...........................................................     49,800
                                                                     --------
Total liabilities and equity .....................................   $240,700
                                                                     ========
Net sales ........................................................   $152,003
Gross profit .....................................................     33,398
Income from continuing operations ................................     10,135
Net income .......................................................      6,998
                                                                     ========



       All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at December 28, 1996 is $61,221, which represents the book value of the foreign equity investments ($59,906) and distributions received in the form of cash from the foreign equity investments ($1,315).

       Operations--The Company consists primarily of the operations, assets, and liabilities of manufacturing facilities located in Anderson, SC, Statesville, NC, Cleveland, GA, and Washington, GA, which produce woven fiber glass and aramid fabrics. The Company's products are used in electronic circuit boards, coated and laminated composites, aircraft construction and protective apparel such as anti-ballistic vests and helmets.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


2.  PURCHASE TRANSACTION

       On February 24, 1996, the Company, Springs and affiliates of Vestar Equity Partners, L.P. (Vestar), entered into an Agreement and Plan of Merger (Agreement) whereby affiliates of Vestar would acquire the Company. Pursuant to the Agreement, on April 17, 1996 (Closing Date), Vestar/CS Holding Company, LLC (Vestar/CS) purchased all of the issued and outstanding capital stock of Fort Mill A Inc. from Springs for approximately $192,895. The sources of cash for this purchase included $110,000 of senior notes, an equity contribution of $45,000 and bank debt. On the day following the Closing Date, Vestar/CS had an 82% common equity interest and management investors had an 18% common equity interest in the Company.

       Under the Agreement, Springs agreed to (i) assume responsibility for repayment of the Industrial Revenue Bonds payable in 2010 and related accrued interest (see Note 4), (ii) pay $959 in certain accrued employee benefits, (iii) provide indemnification for certain environmental, tax and other matters (including the environmental matter described in Note 14 for which $175 was accrued at December 30, 1995), (iv) retain the accounts receivable from one customer (which totaled $2,782 as of December 30, 1995) and related $1,400 reserve described in Note 3, and (v) retain the $99 accrued obligation related to the Company's Long-Term Disability Plan. At the Closing Date, all payable and receivable accounts between the Company and Springs were canceled.

       The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:


Purchase price ...............................................................      $ 192,895
Nonfinancing portion of fees and expenses ....................................          2,780
                                                                                    ---------
Total purchase price .........................................................        195,675
Less fair value of net assets acquired .......................................       (150,547)
                                                                                    ---------
Excess of purchase price over fair value of net assets acquired ..............      $  45,128
                                                                                    =========


       The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

Current  assets ..............................................................      $  68,410
Property, plant and equipment ................................................         66,391
Equity investments ...........................................................         62,314
Current liabilities ..........................................................        (20,282)
Other liabilities ............................................................        (26,286)
                                                                                    ---------
Net assets acquired ..........................................................      $ 150,547
                                                                                    =========



       Following the acquisition, the purchase cost (including the fees and expenses related thereto) was allocated to the tangible and intangible assets and liabilities of the Company based upon their respective fair values. This resulted in a step-up in the basis of inventory of $5,274 and property, plant and equipment of $15,000. The excess of the purchase price over the fair value of net assets acquired of $45,128 was recorded as goodwill, and is being amortized on a straight-line basis over a period of 40 years.

       Additional agreements include Transition Agreements for specified periods in which Springs would be compensated for certain services provided to the Company, and a Management Agreement that specifies services to be provided to the Company by Vestar.

       In accordance with agreements related to the change of ownership transaction, certain assets totaling $4,461 were transferred to Springs in the first quarter of 1996. This balance has been separately disclosed on the face of the accompanying 1996 statements of cash flows.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Following is a summary of the significant accounting policies used in the preparation of the financial statements of the Company.

       Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its operating company and wholly-owned subsidiary, Clark-Schwebel, Inc. All material intercompany amounts and transactions have been eliminated.

         Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996 are referred to herein as 1994, 1995 and 1996, respectively. The 1994, 1995 and 1996 fiscal years each consisted of 52 weeks. Due to the purchase transaction on April 17, 1996, the 52 week fiscal year in 1996 is comprised of the operations of the Predecessor Company and the Successor Company.

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

       Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in the bank as well as short term investments held for the purpose of general liquidity. Such investments normally mature within three months from the date of acquisition.

       Accounts Receivable - The Company establishes an allowance for doubtful accounts based upon factors including the credit risk of specific customers, historical trends and other information. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The reserve for doubtful accounts was $2,133 at December 30, 1995 and $853 at December 28, 1996. The reserve at December 30, 1995 included $1,400 applicable to $2,782 of accounts receivable from one customer. The provision for uncollectible amounts was $240, $1,842, ($84), and $160 for fiscal 1994, 1995, 1996 (Predecessor) and 1996 (Successor), respectively. Net write-offs were $29, $349, ($6), and ($38), respectively, for the same periods.

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



         Land improvements ....................................  10 to 20 years
         Buildings and improvements ............................ 20 to 40 years
         Machinery and equipment ...............................  3 to 11 years

       Equity Investments - The company owns equity interests in CS-Interglas AG (headquartered in Germany), Asahi-Schwebel Co., Ltd. (headquartered in Japan) and Clark Schwebel Tech-Fab Company (located in Anderson, SC), which are accounted for using the equity method of accounting.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

       Certain Compensation Plans - Certain key employees of the Company were granted stock options and certain types of deferred compensation related to Springs common stock under Springs' executive plans. Compensation expense allocated from Springs for these grants for 1994, 1995, 1996 (Predecessor) and 1996 (Successor) was approximately $125, $145, $418 and $0, respectively.


4.   LONG-TERM  DEBT

     Long-term debt consisted of the following:

                                                                     December 30,  December 28,
                                                                         1995         1996
                                                                         ----         ----
Senior Notes, payable in 2006, interest at 10.5% ...............      $     0       $ 110,000
Term Loan payable in quarterly installments of $440 beginning
     December 31, 1997, $500 beginning March 31, 1998, $750
     beginning September 30, 1999, and $1,000 beginning
     September 30, 2001 through maturity in 2002, interest
     at variable rates .........................................            0          13,440
Revolving Credit Agreement, due 2002, interest at variable rates            0               0
Capitalized lease obligation payable in equal monthly
     installments of $7, through August 1997 ...................          136              51
Industrial Revenue Bonds, payable in 2010, interest at 6.85%
     (See Note 2) ..............................................        5,850               0
                                                                      -------       ---------
Total ..........................................................        5,986         123,491
Less current maturities ........................................          (79)            (51)
                                                                      -------       ---------
Long-term debt .................................................      $ 5,907       $ 123,440
                                                                      =======       =========

       The senior notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The senior notes are not redeemable at the option of the Company prior to April 15, 2001. The debt under the credit facility bears interest which varies with LIBOR plus a margin which fluctuates based on the Company's leverage ratio. On December 28, 1996 the interest rate was 6.9375% per annum. Interest is typically payable monthly. The Company pays a quarterly commitment fee equal to 0.375% on the unused portion of the revolving credit facility which was $55,000 at December 28, 1996. Management estimates the fair value of the Senior Notes is $115,500 at December 28, 1996, based on the estimated market trading price for the Senior Notes as of December 28,

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


LONG-TERM  DEBT - (Continued)

1996. The senior notes and the debt under the credit facility represent liabilities of Clark-Schwebel, Inc., the operating company, and are guaranteed by Clark-Schwebel Holdings, Inc.

       The revolving credit facility and the senior notes' indenture contain certain restrictive covenants which provide limitations on Clark-Schwebel, Inc., the operating company, with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and senior note covenants also require maintenance of certain financial ratios. At December 28, 1996, the Company was in compliance with such covenants.

       Substantially all of the assets of Clark-Schwebel, Inc., the operating company, are subject to liens in favor of the revolving credit facility lenders.

       The aggregate five-year maturities of long-term debt subsequent to December 28, 1996 follow: 1997 - $491; 1998 - $2,000; 1999 - $2,500; 2000 -
$3,000; 2001 - $3,500.


5.  INVENTORIES

       Inventories consisted of the following:


                                                                  December 30,   December 28,
                                                                      1995           1996
                                                                      ----           ----
Finished goods ...............................................      $ 10,145       $ 10,256
Raw material and supplies ....................................         9,868          9,254
In process ...................................................        12,828         15,215
                                                                    --------       --------
Total at standard cost (which approximates average cost) .....        32,841         34,725
Less LIFO reserve ............................................        (4,050)        (1,100)
                                                                    --------       --------
Inventories, net .............................................      $ 28,791       $ 33,625
                                                                    ========       ========




6.  PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following:

                                                                      1995           1996
                                                                      ----           ----
     Land ....................................................      $  1,306       $  1,875
     Buildings and improvements ..............................        22,479         19,381
     Machinery and equipment .................................        69,438         43,113
     Construction in progress ................................         3,568          3,567
                                                                    --------       --------
     Total ...................................................        96,791         67,936
     Less accumulated depreciation ...........................       (43,777)        (5,841)
                                                                    --------       --------
     Property, plant and equipment, net ......................      $ 53,014       $ 62,095
                                                                    ========       ========

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


7.  OTHER CURRENT LIABILITIES

     Accrued liabilities consisted of the following:

                                                 1995         1996
                                                 ----         ----
          Accrued retirement and incentive      $2,361      $ 3,841
          Employee benefit accruals ......       1,868        3,017
          Accrued payroll ................       1,050        2,759
          Accrued interest ...............           4        2,477
          Other accrued liabilities ......       1,044        2,235
          Unearned revenue ...............       1,001        1,001
                                                ------      -------
          Total accrued liabilities ......      $7,328      $15,330
                                                ======      =======



8.  INVESTMENT BY SPRINGS

       The changes in Investment by Springs for the fiscal years ended December 31, 1994 and December 30, 1995 were as follows:

                                                                      1994            1995
                                                                      ----            ----
Beginning of year ...........................................      $ 143,044       $ 127,930
Net income ..................................................         11,316          15,409
Intercompany charge for current income tax provision ........          6,905           9,919
Intercompany charge for certain administrative services .....          2,452           3,041
Net cash paid to Springs, other intercompany charges and cash
  paid by Springs on behalf of the Company ..................        (35,787)        (21,942)
                                                                   ---------       ---------
End of year .................................................      $ 127,930       $ 134,357
                                                                   =========       =========
Weighted average of Investment by Springs ...................      $ 135,487       $ 131,144
                                                                   =========       =========



       The Investment by Springs account was eliminated at April 17, 1996 as part of the accounting for the purchase transaction (see Note 1).


9.  STOCKHOLDERS' EQUITY

       Changes in stockholders' equity on a successor basis for the period of April 18, 1996 through December 28, 1996 consisted of the following (in thousands, except share amounts):


                                              Preferred Stock          Common Stock                   Cumulative
                                              ---------------          ------------         Retained  Translation
                                            Shares       Amount      Shares     Amount      Earnings  Adjustment
                                            ------       ------      ------     ------      --------  ----------

Preferred stock issued on April 17, 1996     1,000       $35,000
Common stock issued on April 17,1996 ...                              9,000     $10,000
Management loans (see Note 16) .........                                           (822)
Net income .............................                                                    $10,142
Accrued preferred stock dividend .......                                                     (3,137)
Cumulative translation adjustment ......                                                                 ($1,350)
                                             -----       -------      -----     -------     -------      -------
Balance at December 28, 1996 ...........     1,000       $35,000      9,000     $ 9,178     $ 7,005      ($1,350)
                                             =====       =======      =====     =======     =======      =======

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


10.  EMPLOYEE BENEFIT PLANS

                    Employees Profit Sharing/Retirement Plans

       Substantially all associates of the Company are covered by defined contribution plans. In 1994, 1995, and 1996 (Predecessor Company) the plan was provided by Springs. The 1996 Successor Company plan operated substantially the same as the Springs plan. The Company makes contributions to a defined contribution Profit Sharing Plan annually based upon the profitability of the Company. The contribution is allocated to participant accounts based upon participant compensation. The amount of the Company contribution is subject to approval by the Board of Directors.

       In addition, associates are allowed to contribute a percentage of their compensation to a defined contribution plan and the Company will match a portion of their contribution. This plan, available to substantially all associates, contains a matched savings provision that permits pre-tax employee contributions. Participants can contribute from 1% to 12% of their compensation and receive a 50% matching employer contribution on up to 4% of the participant's contribution.

       Defined contribution plan expense for 1994, 1995, 1996 (Predecessor) and 1996 (Successor) was $1,974, $1,810, $964 and $1,655, respectively.


                   Postretirement Benefits Other Than Pensions

       The Company participates in a defined benefit postretirement medical plan which covers substantially all salaried and nonsalaried employees. In 1994, 1995 and 1996 (Predecessor Company) the plan was provided by Springs. The benefit cost and benefit obligation for these periods was allocated by Springs to the Predecessor Company. The 1996 Successor Company plan operated identically as the Springs plan, but was a separate plan on a stand alone company basis. The plan provides medical coverage to age 65 for employees who retire at age 62 or later, have at least 25 years of service and participated in the plan prior to retirement. The plan is funded on a "pay-as-you-go" basis and is contributory, with retiree contributions adjusted periodically. Postretirement benefit cost consisted of the following components:


                                 1994       1995     1996      1996
                                 ----       ----     ----      ----
                                       (Predecessor)        (Successor)
Service cost ..............      $ 89      $138      $ 41      $ 71
Interest cost..............       287       278        83       229
                                 ----      ----      ----      ----
                                 $376      $416      $124      $300
                                 ====      ====      ====      ====


       Management believes that the 1994, 1995 and 1996 (Predecessor) allocated amounts are reasonable and approximate the amounts that would have resulted from a SFAS 106 calculation of postretirement benefit cost on a separate company basis. The 1996 Successor amounts were determined on a stand alone company basis.

       The Company has assumed responsibility for the accrued benefits attributable to employees of the Company. Pursuant to the Agreement, the Company established employee benefit plans which are substantially similar to Springs' employee benefit plans.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


10.  EMPLOYEE BENEFIT PLANS - (Continued)

       The following table sets forth the status of the Company's obligation under SFAS No. 106 at the end of 1995 and 1996:

Accumulated postretirement benefit
  obligation ("APBO")                                     1995        1996
                                                          ----        ----
Retirees ....................................            $1,200       $1,473
Fully eligible active plan participants .....               800          393
Other active participants ...................             2,000        2,145
                                                         ------       ------
Accumulated postretirement benefit obligation            $4,000       $4,011
Unrecognized gain/(loss) ....................                 0          (27)
                                                         ------       ------
Total recorded obligation ...................            $4,000       $3,984
                                                         ======       ======


       The 1995 and 1996 balance sheets include a liability of $4,000 and $3,984, respectively, which is classified in "Long-Term Benefit Plans, Deferred Compensation and Other."

       For measurement purposes, an 11.4% annual rate of increase in the per capita cost of covered health care benefits was assumed. This 11.4% rate is assumed to decrease gradually to 6.3% until the year 2006 and remain at that level thereafter. If the health care cost trend rate were increased by one percent, the APBO would increase by 11% and postretirement benefit cost would increase by approximately 10%. The discount rate used in determining the APBO at December 28, 1996 was 7.75%.


11.  INCOME TAXES

       The following tables present the components of the provision for income taxes, a reconciliation of the statutory U.S. income tax rate to the effective income tax rate, and the principal items of deferred income tax assets and liabilities at the end of 1994, 1995, 1996 (Predecessor) and 1996 (Successor).

       Components of the total income tax provision were as follows:

                                 1994         1995         1996        1996
                                 ----         ----         ----        ----
                                         (Predecessor)             (Successor)
Current federal ..........      $6,002      $ 8,622      $3,739       $6,011
Current state ............         903        1,297         563        1,096
                                ------      -------      ------       ------
Total current ............       6,905        9,919       4,302        7,107
                                ------      -------      ------       ------
Deferred federal .........         502          129          56          (18)
Deferred state ...........          75           47          20           (3)
                                ------      -------      ------       ------
Total deferred ...........         577          176          76          (21)
                                ------      -------      ------       ------
Total provision ..........      $7,482      $10,095      $4,378       $7,086
                                ======      =======      ======       ======


       The total provision is included in the statements of income as follows:

                                                     1994         1995        1996        1996
                                                     ----         ----        ----        ----
                                                              (Predecessor)            (Successor)
Provision on income before income taxes.......      $4,896      $ 8,444      $3,595      $5,460
Income from equity investees .................         728        1,582         783       1,626
Income of discontinued operations ............         264           69           0           0
Gain on sale of discontinued operations ......       1,594            0           0           0
                                                    ------      -------      ------      ------
Total provision ..............................      $7,482      $10,095      $4,378      $7,086
                                                    ======      =======      ======      ======

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


11.  INCOME TAXES - (Continued)

       The difference between the federal statutory tax rate and the effective tax rate on income before income taxes was as follows:

                                                         1994       1995       1996        1996
                                                         ----       ----       ----        ----
                                                                (Predecessor)           (Successor)
Provision at federal statutory tax rate .........        35.0%      35.0%      35.0%      35.0%
State income tax, net of federal tax effect......         3.5        3.4        3.4        4.2
Amortization of acquisition price not
    deductible for tax purposes .................         1.2        0.7        0.7        2.1
Other ...........................................         1.0        0.8        0.9       (0.2)
                                                         ----       ----       ----       ----
Effective tax rate ..............................        40.7%      39.9%      40.0%      41.1%
                                                         ====       ====       ====       ====


       Temporary differences and the related balances of deferred tax assets and liabilities were as follows:

                                                          1995         1996
                                                          ----         ----
Employee benefit accruals ........................      $ 1,975      $ 3,356
Deferred compensation ............................          186            0
Equity investments ...............................        2,562        2,376
Environmental reserve ............................           67            0
Other items ......................................          940          419
                                                        -------      -------
Total deferred tax assets ........................        5,730        6,151
                                                        -------      -------
Property .........................................        6,638       12,185
Equity investments ...............................       12,719       12,551
Inventories ......................................        2,943        4,362
Other items ......................................          280          566
                                                        -------      -------
Total deferred tax liabilities....................       22,580       29,665
                                                        -------      -------
Net deferred tax liabilities .....................      $16,850      $23,514
                                                        =======      =======



12.    EQUITY  INVESTMENTS

       CS-Interglas AG ("Interglas")---In March 1993, the Company contributed two European subsidiaries and $8.8 million to Interglas, a company which manufactures fiber glass, aramid and carbon fabrics, in exchange for a 24.9% common stock interest and convertible notes with a face value of 20 million Deutsche marks (the "Convertible Notes"). No gain or loss was recognized as a result of this exchange. The Company's common stock investment in Interglas had a carrying value of $12,809 and $14,282 at December 30, 1995 and December 28,1996, respectively.

       The Convertible Notes, which had a carrying value of $13,922 and $13,037 at December 30, 1995 and December 28, 1996, respectively, are convertible into common stock of Interglas at any time after December 31, 1996. At the Company's option, conversion would result in the Company owning a total of 42% of the outstanding common stock of Interglas as of December 28, 1996. Interest on the Convertible Notes, which is included in income from equity investees, is at 8% through December 31, 1996 and 5% thereafter. Interest income in 1994, 1995 and 1996 was recognized on an accrual basis. If Convertible Notes are not converted, the principal balance plus outstanding interest becomes due on June 30, 2007.

       Asahi-Schwebel Co. Ltd. ("ASCO")--- The Company owns a 39% common equity interest in ASCO, a company which manufactures fiber glass fabrics. ASCO operates a facility in Japan and, in 1996, acquired a majority interest in a fiberglass manufacturer located in Taiwan. The Company's investment in ASCO had a carrying value of $33,205 and $32,586 at December 30, 1995 and December 28, 1996,

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)

12. EQUITY INVESTMENTS - (Continued)

respectively. The carrying value at December 28, 1996 exceeds 39% of ASCO's total equity by approximately $2,700, which is being amortized on a straight-line basis through 2008.

       Clark-Schwebel Tech-Fab Company ("Tech-Fab")---The Company owns a 50% partnership interest in Tech-Fab, a joint venture which manufactures nonwoven fabrics using fiber glass and other synthetic materials. The Company's investment in Tech-Fab had a carrying value of $2,968 and $3,521 at December 30, 1995 and December 28, 1996, respectively.

       Combined Summarized Financial Information---The following table provides combined summarized balance sheet information for these investees as of December 30, 1995 and December 28, 1996:

                                            1995          1996
                                            ----          ----

Current assets .....................      $139,541      $138,351
Noncurrent assets ..................       101,538       127,221
                                          --------      --------
Total assets .......................      $241,079      $265,572
                                          ========      ========
Current liabilities ................      $ 47,883      $ 54,975
Noncurrent liabilities .............        92,345        85,665
Minority interest ..................             0         9,715
Redeemable equity instrument .......        21,341        21,341
Equity .............................        79,510        93,876
                                          --------      --------
Total liabilities and equity........      $241,079      $265,572
                                          ========      ========

       The following table provides combined summarized income statement information for these investees for the years ended December 31, 1994, December 30, 1995, and December 28, 1996:

                                       1994          1995           1996
                                       ----          ----           ----
 Net sales ....................      $266,251      $328,145      $317,918
 Operating income..............         8,303        20,761        35,163
 Net income ...................         3,045        13,207        16,643
                                     ========      ========      ========


13. MAJOR CUSTOMERS, CERTAIN CONCENTRATIONS, AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       Sales to two customers exceeded 10% of net sales during fiscal 1994, 1995, and 1996. Sales to the two customers represented as a percentage of net sales 40.2% in 1994, 42.3% in 1995, 43.4% in 1996 (Predecessor), and 43.2% in
1996 (Successor), respectively. Accounts receivable due from the these two customers as a percent of total accounts receivable was 52% at December 30, 1995 and 57.8% at December 28, 1996. Although the Company's exposure to credit risk could be affected by conditions or occurrences within these customers' industry, no indication of such adverse circumstances existed at December 28, 1996.

       The Company currently buys substantially all of its fiberglass yarn, an important component of its products, from two suppliers and substantially all of its aramid yarn from one supplier. There are a limited number of manufacturers of fiberglass yarn and aramid yarn.

       The Company's financial instruments include cash, short term investments, accounts receivable, Convertible Notes, accounts payable and long-term debt. Management estimates that the carrying value of such instruments approximates fair value, with the exception of the Senior Notes (see Note 4).

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


14.  COMMITMENTS AND CONTINGENCIES

       The Company leases certain machinery and equipment under noncancelable operating leases. Rent expense attributed to such leases was $432, $384, $177, and $314 in 1994, 1995, 1996 (Predecessor), and 1996 (Successor), respectively.

       Future minimum payments under the non-cancelable operating leases as of December 28, 1996 were as follows:

1997 .............................................      $473
1998 .............................................       217
1999 .............................................        96
2000 .............................................        81
2001 .............................................        79
                                                        ----
                                                        $946
                                                        ====


       Prior to the Closing Date of the Acquisition, the Company was involved in administrative proceedings under environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. On the closing date, Springs assumed all liabilities related to the costs associated with these environmental matters. The Company had an accrual of $175 related to these matters as of December 30, 1995. There was no material provision for environmental matters in 1994, 1995 or 1996.

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not materially affect the Company's financial position or results of operations.


15.   DISCONTINUED  OPERATIONS

       In June 1994, the Company sold substantially all the assets of certain subsidiaries engaged in a separate line of business which had revenues of $42,925 for the first six months of 1994. The Company reported a gain on this transaction of $2,573, net of taxes of $1,594.

       In January 1996, the Company sold its equity investment in a company engaged in a separate line of business for an amount which approximated book value. The proceeds received were distributed to Springs. The equity earnings from this investment also are included in Discontinued Operations in the Company's financial statements.


16.  RELATED PARTY TRANSACTIONS

       In connection with the Acquisition, certain members of management (the "Management Investors") made equity contributions to the Company pursuant to a Management Subscription Agreement which provided the terms under which the Management Investors could purchase shares in the Company. The Management Subscription Agreement set forth the share price, vesting provisions, disposition of shares upon termination of employment, and certain other rights of the Management Investors with respect to the shares.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (DOLLARS in THOUSANDS)


16.  RELATED PARTY TRANSACTIONS - (Continued)

       The Management Investors purchased $1.8 million, or 18%, of the common equity in the Company. Approximately $0.8 million of the purchase price was financed by the Company through a promissory note (the "Note"). The Note bears interest at a rate of 6.51% annually. Principal and interest payments are payable annually on April 17 through 2001. The remaining principal and accrued interest are due in a balloon payment on April 17, 2006. In the event of the sale or disposition of the shares, net proceeds from the sale or disposition will be first applied to repayment of the Note.

       The Management Investors have entered into a Securityholders Agreement with the Company and Vestar/CS Holding which contains certain agreements among such parties with respect to the capital stock and corporate governance of the Company. The Securityholders Agreement gives Vestar/CS Holding the right to appoint all members to the Board of Directors of the Company. Additionally, the Securityholders Agreement restricts the ability of Management Investors to transfer their equity interest except upon (A) the exercise of their tag along rights, which allows Management Investors to sell their equity interest when Vestar/CS Holding sells its equity interest in the Company; (B) a sale of the Company; (C) the exercise of certain put and call options under the Management Subscription Agreement; (D) a public sale of the Company's common stock.

       The Management Investors have entered into a Voting Trust Agreement with the Company and Vestar/CS Holding which requires Management Investors to vote all of their common stock as directed by Vestar/CS Holding for the approval of any of the following: amendment to the Company's Certificate of Incorporation, merger, share exchange, combination or consolidation of the Company with any other person, the sale, lease or exchange of all or substantially all of the property and assets of the Company, or the reorganization, recapitalization, liquidation, or dissolution of the Company.

       Pursuant to a Management Advisory Agreement (the "Management Agreement"), Vestar Capital Partners will receive an annual fee and reimbursement of out-of-pocket expenses for management and financial consulting services provided to the Company. Such services include advising the Company on the establishment of effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The management advisory fees to be paid per annum will equal the greater of (i) 1.0% of the consolidated earnings of the Company before interest, taxes, depreciation and amortization or (ii) $350. Approximately $258 was paid to Vestar pursuant to the Management Agreement for services rendered between April 18, 1996 and December 28, 1996 (Successor Company).

       Upon consummation of the Acquisition, the Company paid to Vestar Capital Partners an investment banking fee of approximately $1.5 million plus out-of-pocket expenses for its services in structuring the transaction and providing financial advice in connection therewith. Additionally, a member of the Company's Board of Directors received a fee of approximately $600 for his consulting services in connection with the Acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Prior to the Acquisition, the financial statements for 1994 and 1995 of Fort Mill A Inc. were audited by Deloitte & Touche LLP. In May 1996, in connection with the Acquisition and the formation of Clark-Schwebel Holdings, Inc., the Company engaged Arthur Andersen LLP as its independent accountants. The consolidated financial statements of the Company for 1996 were audited by Arthur Andersen LLP. The decision to change accountants was approved by the audit committee of the Company's Board of Directors. Deloitte & Touche LLP's report on the financial statements for 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. From the beginning of fiscal 1994 until the change in accountants, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of such accounting firm, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to members of the Board of Directors and executive officers of the Company.

Name                               Age                Position
----                               ---                --------
Jack P. Schwebel ............      71      Chairman of the Board
William D. Bennison .........      52      President and Director
Richard C. Wolfe ............      48      Executive Vice President and Director
William H. Boyles ...........      52      Vice President--Fiber Glass Sales and Marketing
Donald R. Burnette ..........      48      Chief Financial Officer, Treasurer and Secretary
Harvey A. Morse .............      43      Vice President--Human Resources
Dieter R. Wachter ...........      52      Vice President--High Performance Fabrics
Norman W. Alpert ............      38      Director
John D. Howard ..............      44      Director
Sander M. Levy ..............      35      Director
Arthur J. Nagle .............      58      Director
Daniel S. O'Connell..........      43      Director
Frank Greenberg .............      67      Director
Gerard Seelig ...............      70      Director



       All of the above have been Directors since the Acquisition.

       Jack P. Schwebel has served as Chairman of the Board of the Company since the Acquisition. Mr. Schwebel also serves as a director of CS-Interglas and Asahi-Schwebel. Mr. Schwebel co-founded Clark-Schwebel, Inc. in 1960 and served as Chairman, President and Chief Executive Officer from 1964 until retiring at the end of 1992. Mr. Schwebel received a B.S. degree from The Wharton School of the University of Pennsylvania.

       William D. Bennison joined the Company in 1989 as Vice President, Sales and Marketing, and since 1992 has served as President. Mr. Bennison also serves as President of CS Tech-Fab and director of CS-Interglas and Asahi-Schwebel. Mr. Bennison was President of BGF Industries and its predecessor, Burlington Glass Fabrics Co., from 1981 to 1989. Mr. Bennison received a B.S. degree from Indiana University and an M.B.A. degree from Columbia University.

       Richard C. Wolfe has served as Executive Vice President of the Company since the Acquisition. Mr. Wolfe joined the Company in 1986 as Vice President, Manufacturing, and from 1989 to 1996, he served as Senior Vice President of United States Manufacturing and Operational Functions. Mr. Wolfe received a B.S. degree from the Georgia Institute of Technology and is a graduate of the Advanced Management Program of The Harvard Business School.

       William H. Boyles joined the Company in 1988 as National Sales Manager and since 1989 has served as Vice President, Fiber Glass Sales and Marketing. Prior to 1988, Mr. Boyles was Vice President and General Manager of Uniglass Industries.

       Donald R. Burnette has served as Chief Financial Officer, Treasurer and Secretary of the Company since the Acquisition. Mr. Burnette was Vice President and Controller of the Company from 1993 to 1996. From 1987 to 1993,
Mr. Burnette was Vice President of Administration and Controller for the Wamsutta Home Products Division (a manufacturer of home furnishings) of Springs Industries. Mr. Burnette served in various financial positions with Springs Industries from 1978 to 1987. Mr. Burnette received a B.S. degree from Francis Marion University.

       Harvey A. Morse has served as Vice President, Human Resources since 1994. From 1987 to 1994, Mr. Morse served as Director of Human Resources for the Company, and from 1978 to 1987, he served in various human resource positions for Springs Industries. Mr. Morse received a bachelor's degree from the University of North Carolina at Chapel Hill.

       Dieter R. Wachter has served as Vice President, High Performance Fabrics since 1989. Prior to 1989, Mr. Wachter was involved in the development of the High Performance Fabrics unit and held positions in a variety of areas within High Performance Fabrics, including sales and marketing. Mr. Wachter graduated from business school in Zurich, Switzerland.

       Norman W. Alpert is a Managing Director of Vestar Capital Partners* (engaged in merchant banking) and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation and a director of Russell-Stanley Corporation, Remington Products Company, Aearo Corporation and Prestone Products Corporation, all companies in which Vestar or its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

       John D. Howard is Chairman and Chief Executive Officer of Gryphon Capital Corporation (engaged in merchant banking) and previously was Co-Chief Executive Officer of Vestar Capital Partners. Mr. Howard is a director of Celestial Seasonings, Inc., Dyersburg Fabrics, Inc., Access Beyond, Inc. and National Realty Trust. Mr. Howard received a B.A. degree from Trinity College and an M.P.P.M. degree from Yale University School of Management.

       Sander M. Levy is a Managing Director of Vestar Capital Partners* and was a founding partner of Vestar at its inception in 1988. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

       Arthur J. Nagle is a Managing Director of Vestar Capital Partners* and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Aearo Corporation, Chart House Enterprises, Inc., Russell-Stanley Corporation, La Petite Holdings Corporation, Remington Products Company, and Prestone Products Corporation, all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest. Mr. Nagle received a B.S. degree from Pennsylvania State University and an M.B.A. degree from Columbia University.

       Daniel S. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners.* Mr. O'Connell is director of Aearo Corporation, Pinnacle Automation, Inc., Russell-Stanley Corporation, Prestone Products Corporation, Remington Products Company, and Anvil Knitwear, Inc., all companies in which Vestar or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and an M.P.P.M. degree from Yale University School of Management.

       Frank Greenberg was the Chairman of the Board of Directors and Chief Executive Officer of Burlington Industries Corporation (engaged in textile manufacturing) from 1986 until his retirement in 1994. Mr. Greenberg now serves as Chairman of the Board of Burlington. Mr. Greenberg received a B. A. degree from the University of Chicago.

       Gerard L. Seelig has over 35 years of experience in managing worldwide industrial and technology based businesses. Most recently he was an Executive Vice President with Allied Signal, Inc. Prior to joining Allied Signal, Inc., he held Senior Executive positions at ITT (12 years) and Lockheed Corporation (10 years). Mr. Seelig is a Director of International AirParts Corporation, a company in which Vestar or its affiliates have a significant equity interest, Simplicity Corporation and Larson-Davis Corporation. Mr. Seelig received a B. S. degree from Ohio State University and an M.S. degree from New York University.

          The term in office of each director ends when his or her successor has been elected or upon his or her removal or resignation. Each executive officer serves at the discretion of the Board of Directors.

* Vestar/CS Holding Co., L.L.C., which is an affiliate of Vestar Capital Partners, is the principal shareholder of the Company.

          The information set forth under Item 13 "Certain Relationships and Related Transactions" under the subheading, "Securityholders Agreement and Voting Trust Agreement", is incorporated herein by reference thereto.




ITEM 11.  EXECUTIVE COMPENSATION

         The compensation of executive officers of the Company is determined by the Board of Directors of the Company upon the recommendation of the Compensation Committee. None of the historical benefit or compensation plans of Springs Industries is described herein because each was terminated with respect to the named officers in connection with the Acquisition. The following table sets forth information concerning compensation received by the five executive officers of the Company who received the most salary and bonus in 1996 (the "Named Executive Officers") for services rendered in 1996 and 1995.

                           Summary Compensation Table


                                           Annual Compensation           Long-Term Compensation
                                          ---------------------    ----------------------------------
                                                                   Restricted
                                                                      Stock     Options                 All Other
Name and Principal Position      Year     Salary($)    Bonus($)    Awards($)    SAR's(#)  Payouts($)  Compensation($)
---------------------------      ----     ---------    --------    ----------   --------  ----------  ---------------
                                                                      (1)         (2)        (3)
William D. Bennison .......      1996      199,250      239,100       --         --          --        626,325(4)
   President ..............      1995      191,211      133,848      4,859      6,000      33,317       38,600(5)

Schwebel, Jack P.(6) ......      1996      170,192      204,230       --         --          --          9,873(4)
   Chairman of the Board ..      1995         --           --         --         --          --           --

Wolfe, Richard C ..........      1996      161,000      193,200       --         --          --        254,483(4)
   Executive Vice President      1995      153,846       92,308      4,859      4,000      22,846       27,640(5)

Boyles, William H .........      1996      125,077      125,077       --         --          --         14,594(4)
   Vice President .........      1995      118,500       56,000      2,916       --          --         12,500(5)

Burnette, Donald R ........      1996      114,000      114,000       --         --          --         82,275(4)
   Chief Financial Officer,      1995      106,385       63,832      2,916       --          --         12,851(5)
   Treasurer & Secretary


(1) Under a Springs Industries' restricted stock award plan, certain of the Named Executive Officers were awarded restricted shares of Springs Industries Class A Common Stock. The dollar value shown in the table for these shares is based on the $38.875 per share closing market price on the date of grant of such shares. The number of such shares is as follows: Mr. Bennison, 125: Mr. Wolfe, 125: Mr. Boyles, 75; and Mr. Burnette, 75. One-third of these shares vested in 1994, one-third in 1995 and one-third in 1996. Dividends were paid on all restricted stock holdings.

(2) On February 16, 1995, Messrs. Bennison and Wolfe received options to purchase 6,000 and 4,000 shares of Springs Industries Class A Common Stock, respectively, pursuant to the Springs Industries, Inc. 1991 Incentive Stock Plan.

(3) Messrs. Bennison and Wolfe received cash payments pursuant to performance unit awards granted under an incentive stock plan of Springs Industries of $16,659 and $11,423, respectively. Messrs. Bennison and Wolfe received shares of Springs Industries Class A Common Stock under the Restated and Amended Springs Industries, Inc. Deferred Unit Stock Plan with a value on the date of issuance of $16,658 and $11,423, respectively.

(4) In connection with the Acquisition, benefits payable under certain executive compensation plans of Springs Industries were accelerated and paid in cash to Messrs. Bennison, Wolfe, Boyles and Burnette on the closing date of the Acquisition as follows: Mr. Bennison received $613,452 under the Springs Industries Incentive Stock Plan, Deferred Unit Stock Plan, Contingent Compensation Plan and Excess Benefit Plan; Mr. Wolfe received $241,619 under the Springs Industries Incentive Stock Plan, Deferred Unit Stock Plan, Contingent Compensation Plan, and Excess Benefit Plan; Mr. Boyles received $1,721 under the Springs Industries Excess Benefit Plan; and Mr. Burnette received $69,402 under the Springs Industries Deferred Unit Stock Plan and Excess Benefit Plan. Additionally, the Named Executive Officers participated in the Company's Profit Sharing and 401(k) match programs. The payments made pursuant to these programs for 1996 were as follows: Mr. Bennison - $12,873, Mr. Schwebel - $9,873, Mr. Wolfe $12,873, Mr. Boyles - $12,873, Mr. Burnette
       - $12,873. The payments made pursuant to all the above programs are listed under All Other Compensation for 1996.

(5) The Named Executive Officers participated in Springs Industries' profit sharing, 401(k) match, contingent compensation and excess benefit programs. The aggregate payments made by Springs Industries pursuant to such programs are listed under All Other Compensation for 1995.

(6)    Represents compensation from April 18, 1996 to the end of the year.

MANAGEMENT EQUITY PARTICIPATION

       In connection with the Acquisition, in order to provide financial incentives for certain of its employees, the Company entered into a management subscription agreement with each of the Management Investors (each, a "Management Subscription Agreement"). The Management Subscription Agreement provides for certain rights with respect to shares of Common Stock of Clark-Schwebel Holdings, Inc. purchased by the Management Investors (the "Purchased Shares").

       At Closing, the Management Investors purchased an aggregate of $1.8 million of Purchased Shares representing 18% of the fully diluted Common Stock of Clark-Schwebel Holdings, Inc. Approximately $0.8 million of the purchase price of the Purchased Shares was financed by the Company. As a result, Messrs. Bennison (President), Wolfe (Executive Vice President), Boyles (Vice President) and Burnette (Chief Financial Officer) owe the Company $120,000, $210,000, $95,000 and $90,000 respectively, pursuant to notes that bear interest at 6.51% per annum, have a term of 10 years and are subject to mandatory prepayment in the event the employment of such Management Investor terminates. Each of these notes is secured by a pledge of the relevant Management Investor's Common Stock of Clark-Schwebel Holdings, Inc. Upon the termination of employment of the holder, the Purchased Shares will be subject to certain call provisions exercisable by the Company and/or Vestar/CS Holding at a purchase price that varies depending upon the reason for the termination and the number of years from the Acquisition. Upon the termination of the holder's employment due to disability, death or retirement, the holder will have the right, subject to certain limitations, to cause the Company to purchase the holder's Common Stock of Clark-Schwebel Holdings, Inc. at a price that varies according to the number of years that have elapsed following the Acquisition.


COMPENSATION OF DIRECTORS

       Mr. Schwebel receives base annual compensation of $250,000 plus bonus for his services as Chairman of the Board. Directors of the Company who are neither employees of the Company nor affiliated with Vestar receive annual compensation of $12,500 plus $2,500 per Board meeting attended plus $1,250 for each Board Committee meeting. Other directors do not receive any compensation for services in such capacity.


Compensation Committee Interlocks and Insider Participation

          Messrs. Greenberg, Nagle and Levy are the members of the Compensation Committee which reviews and makes recommendations to the Board of Directors regarding the compensation and benefits of the Company's executive officers and key employees.

           Since the Acquisition, each of these individuals has had an interest in transactions or business relationships involving the Company. See the information contained in Item 13, "Certain Relationships and Related Transactions", which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       All of the Clark-Schwebel, Inc.'s issued and outstanding capital stock is owned by Clark-Schwebel Holdings, Inc. ("Holdings"). Set forth below is certain information regarding the beneficial ownership of Holdings Participating Preferred Stock and Holdings Common Stock by each person known by Holdings to beneficially own 5.0% or more of the outstanding shares of either Holdings Participating Preferred Stock or Holdings Common Stock, each director and Named Executive Officer and all directors and Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Clark-Schwebel, Inc., 2200 South Murray Avenue, Anderson, South Carolina, 29622.

                                                      Holdings
                                                   Participating              Holdings Common
                                                  Preferred Stock                  Stock
                                                -------------------        ---------------------
Name                                            Number   Percentage        Number     Percentage
----                                            ------   ----------        ------     ----------
Vestar/CS Holding Company, L.L.C.(1)(2) ...      1,000      100.0%         7,200        80.0%
    c/o Vestar Equity Partners
    245 Park Avenue, 41st Floor
    New York, New York 10167
William D. Bennison(2) ....................          0      0                480         5.3%
Richard C. Wolfe(2) .......................          0      0                360         4.0%
William H. Boyles(2) ......................          0      0                120         1.3%
Donald R. Burnette(2) .....................          0      0                150         1.6%
Jack P. Schwebel(3) .......................          0      0                  0         0
Norman W. Alpert(4) .......................      1,000      100.0%         7,200        80.0%
John D. Howard ............................          0      0                  0         0
Sander M. Levy(4) .........................      1,000      100.0%         7,200        80.0%
Arthur J. Nagle(4) ........................      1,000      100.0%         7,200        80.0%
Daniel S. O'Connell(4) ....................      1,000      100.0%         7,200        80.0%
Frank Greenberg ...........................          0      0                  0         0
Gerard L. Seelig ..........................          0      0                  0         0
Directors and Executive Officers as a group
  (14 persons) ............................      1,000      100.0%         8,460        94.0%


(1) The sole manager of Vestar/CS Holding is Vestar. The sole general partner of Vestar is Vestar Associates L.P., a limited partnership whose sole general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the shares of Holdings held of record by Vestar/CS Holding. Messrs. Alpert, Levy, Nagle and O'Connell, who are directors of the Company, are affiliated with Vestar in the capacities described under "Management--Directors and Executive Officers of the Company" and are directors, executive officers and stockholders of VAC. Individually, no stockholder, director or officer of VAC is deemed to have or share such voting or investment power with respect to shares of Holdings held of record by Vestar/CS Holding within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the shares of Holdings Participating Preferred Stock or Holdings Common Stock is beneficially owned by Messrs. Alpert, Levy, Nagle or O'Connell or any other stockholder, director or officer of VAC.

(2) Messrs. Bennison, Wolfe, Boyles, and Burnette have entered into the Securityholders Agreement which contains certain agreements with respect to the capital stock and corporate governance of the Company and the Voting Trust Agreement (as defined herein) pursuant to which Messrs. Bennison, Wolfe, Boyles and Burnette have agreed to vote their shares as directed by Vestar/CS Holding with respect to certain matters. All outstanding shares of Holdings Participating Preferred Stock and Holdings Common Stock are held by Vestar/CS Holding, as trustee under the Voting Trust Agreement. Each of Messrs. Bennison, Wolfe, Boyles and Burnette is also party to a Management Subscription Agreement. See the information under the subheading, "Management Equity Participation", in Item 11, "Executive Compensation".

(3) Each of Mr. Schwebel's three adult children owns 1.94% of the fully diluted Holdings Common Stock which shares are not included in the table above as beneficially owned by Mr. Schwebel. Mr. Schwebel has no voting or investment power with respect to the shares owned by any of his daughters, and accordingly no part of such shares is beneficially owned by Mr. Schwebel.

(4) Messrs. Alpert, Levy, Nagle and O'Connell are affiliated with Vestar/CS Holdings in the capacities described in Note (1) above and under "Management--Directors and Executive Officers of the Company." Beneficial ownership of Holdings capital stock for each of these individuals includes the 1,000 shares of Holdings Participating Preferred Stock and 7,200 shares of Holdings Common Stock included in the above table beneficially owned by Vestar/CS Holdings, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.

         The information set forth under Item 13, "Certain Relationships and Related Transactions", under the subheading, "Securityholders Agreement and Voting Trust Agreement" is incorporated herein by reference thereto.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition

         The information set forth in Item I, "Business" under the subheading, "The Acquisition" is incorporated herein by reference thereto.

         In connection with the Acquisition, Vestar/CS Holding Company, L.L.C. and the executive officers of the Company acquired the Holdings Common Stock and, in the case of Vestar/CS Holding Company, L.L.C., the Holdings Participating Preferred Stock shown under Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Messrs. John Howard, Frank Greenberg and Gerard Seelig (directors of the Company) acquired membership interests in Vestar/CS Holding Company, L.L.C.. Each of Messrs. Norman Alpert, John Howard, Sander Levy, Arthur Nagle and Daniel O'Connell (directors of the Company) has a direct or indirect pecuniary interest in Vestar which is a member and the sole manager of Vestar/CS Holding.

Securityholders Agreement and Voting Trust Agreement

         In connection with the Acquisition, Vestar/CS Holding, the Management Investors entered into a securityholders agreement (the "Securityholders Agreement") which contains certain agreements among such parties with respect to the capital stock and corporate governance of the Company.

         Pursuant to the Securityholders Agreement, Vestar/CS Holding has the right to appoint all members to the Board of Directors of the Company; provided that two of the directors designated by Vestar/CS Holding shall be elected from the management of the Company. In addition, pursuant to the Securityholders Agreement and a voting trust agreement (the "Voting Trust Agreement"), the Management Investors will vote all of their Holdings Common Stock as directed by Vestar/CS Holding for the approval of any amendment to Holdings' Certificate of Incorporation, the merger, share exchange, combination or consolidation of the Company with any other person, the sale, lease or exchange of all or substantially all of the property and assets of the Company and its subsidiaries on a consolidated basis or the reorganization, recapitalization, liquidation, dissolution or winding-up of the Company.

       The Securityholders Agreement contains certain provisions which, with certain exceptions, (i) restrict the ability of the Management Investors to transfer their respective equity interest in Holdings except pursuant to, among other bases, an exercise of tag-along rights upon the sale of Holdings Common Stock held by Vestar/CS Holding, a sale of the Company, the exercise of certain put and call options under the Management Subscription Agreements, or a public sale of Holdings Common Stock; and (ii) restrict the ability of Vestar/CS Holding to transfer its securities of the Company, except pursuant to, among other bases, the tag-along rights of the Management Investors, a public sale of Holdings Common Stock, or a sale of the Company.

       The Securityholders Agreement contains certain provisions which, subject to certain exceptions, grant Vestar/CS Holding, subsequent to the first public sale of Holdings Common Stock, the right to demand registration of Holdings Common Stock under the Securities Act (a "Demand Right"). Vestar/CS Holding will be able to exercise such Demand Right four times. All persons party to the Securityholders Agreement will have the right to participate, or "piggyback," in certain registrations initiated by Holdings or pursuant to a Demand Right.

Other Relationships

       Upon consummation of the Acquisition, the Company paid to Vestar Capital Partners an investment banking fee of approximately $1.5 million plus out-of-pocket expenses for its services in structuring the transaction and providing financial advice in connection therewith. Each of Messrs. Alpert, Levy and Nagle (all of whom are directors of the Company) is a Managing Director and Mr. O'Connell (a director of the Company), is the Chief Executive Officer of Vestar. Each of Messrs. Alpert, Levy, Nagle and O'Connell, four of the directors of the Company, benefits from any payments received by Vestar Capital Partners.

       Upon consummation of the Acquisition, the Company paid to Frank Greenberg, a transaction fee of $600,000 for Mr. Greenberg's services in connection with the transaction. Mr. Greenberg is a director of the Company.

       Pursuant to a management advisory agreement (the "Management Agreement"), Vestar Capital Partners will receive an annual fee and reimbursement of out-of-pocket expenses for management and financial consulting services provided to the Company. Such services include advising the Company on the establishment of effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The management advisory fees to be paid per annum will equal the greater of (i) after fiscal 1996, 1.0% of the consolidated earnings of the Company before interest, taxes, depreciation and amortization or (ii) $350,000. Approximately $258,000 was paid to Vestar Capital Partners pursuant to the Management Agreement in 1996.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


       (a)        (1)      Financial Statements

                           Included in Part II, Item 8

                           Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996

                           Consolidated Statements of Income for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

                           Consolidated Statements of Cash Flow for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules

                           Schedule I - Condensed Financial Information of Registrant

                           Schedule II - Valuation and Qualifying Accounts

                  (3)      List of Exhibits Filed with Form 10-K.

                           10.7 - 1996 Executive Bonus Plan. +

                           10.8 - 1997 Exceutive Bonus Plan. +

                           12.1 - Ratio of Earnings to Fixed Charges

                           21.1 - Subsidiaries of the Registrants.

                           27 - Financial Data Schedule
                                    (electronic filing only)

                           Exhibits Incorporated by Reference

The Exhibits listed below have been filed with the Commission and are incorporated herein by reference to the exhibit number and file number of such documents which are stated in parentheses.

Exhibit

2.1 - Agreement and Plan of Merger, dated as of February 24, 1996, among Springs Industries, Inc., Fort Mill A Inc., Vestar/CS Holding Company, L.L.C. and Clark-S Acquisition Corporation (incorporated by reference to
       Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, Reg. No. 333-4723 ("the S-4")).

2.2 - Amendment No. 1 to Agreement and Plan of Merger, among Springs Industries, Inc., Fort Mill A, Inc., Vestar/CS Holding Company, L.L.C. and Clark-S Acquisition Corporation (incorporated by reference to Exhibit
       2.2 to the S-4).

2.3 - Form of Management Common Stock Subscription Agreement, dated as of April 17, 1996, between Clark-Schwebel Holdings, Inc. and the Management Investors (incorporated by reference to Exhibit 2.3 to the S-4). +

3.1 - Amended and Restated Certificate of Incorporation of Clark-Schwebel Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the S-4).

3.2  - By-laws of Clark-Schwebel Holdings, Inc. (incorporated by reference to
       Exhibit 3.2 to the S-4).

3.3 - Certificate of Incorporation of Clark-Schwebel, Inc. (incorporated by reference to Exhibit 3.3 to the S-4).

3.4  - By-laws of Clark-Schwebel, Inc. (incorporated by reference to Exhibit
       3.4 to the S-4).

4.1 - Indenture, dated as of April 17, 1996, among Clark-Schwebel Holdings, Inc., Clark-S Acquisition Corporation, CS Finance Corporation of Delaware and Fleet National Bank, as Trustee. (incorporated by reference to Exhibit 4.1 to the S-4).

4.2 - First Supplemental Indenture, dated as of April 18, 1996, between Clark-Schwebel, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.2 to the S-4).

4.3  - Forms of Series A and Series B 10 1/2% Senior Notes (included in
       Exhibit 4.1 as Exhibit A thereto) (incorporated by reference to Exhibit
       4.3 to the S-4).

4.4 - Purchase Agreement, dated as of April 12, 1996, among Clark-Schwebel Holdings, Inc., Clark-S Acquisition Corporation, CS Finance Corporation of Delaware, Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., CS First Boston Corporation and Lazard Freres & Co. LLC. (incorporated by reference to Exhibit 4.4 to the S-4).

4.5 - Registration Rights Agreement, dated as of April 17, 1996, by and among Clark-Schwebel Holdings, Inc., Clark-S Acquisition Corporation, CS Finance Corporation of Delaware, Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., CS First Boston Corporation and Lazard Freres & Co. LLC. (incorporated by reference to Exhibit 4.5 to the S-4).

4.6 - Securityholders Agreement, dated April 17, 1996, by and among Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company, L.L.C. and certain other parties thereto (incorporated by reference to Exhibit 4.6 to the S-4).

4.7 - Form of Holdings Guarantee (included in Exhibit 4.1 as Exhibit D thereto) (incorporated by reference to Exhibit 4.7 to the S-4).

4.8 - Form of Subsidiary Guarantee (included in Exhibit 4.1 as Exhibit C thereto) (incorporated by reference to Exhibit 4.8 to the S-4).

9.1 - Voting Trust Agreement, made as of April 17, 1996, by and among Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company, L.L.C. and other parties thereto (incorporated by reference to Exhibit 9.1 to the S-4).

10.1 - Credit Agreement, dated as of April 17, 1996, among the several banks and other financial institutions from time to time parties thereto and Chemical Bank (the "Agent") (incorporated by reference to Exhibit 10.1 to the S-4).

10.2 - Form of Security Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit
       10.4 to the S-4).

10.3 - Form of Pledge Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit
       10.5 to the S-4).

10.4 - Form of Guarantee Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit
       10.6 to the S-4).

10.5 - Management Agreement, dated as of April 17, 1996, between
       Clark-Schwebel Holdings, Inc., Clark-Schwebel, Inc., and Vestar Capital Partners (incorporated by reference to Exhibit 10.8 to the S-4).

10.6 - Form of Intellectual Property Security Agreement, among Clark-Schwebel Holdings, Inc., Clark- Schwebel, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.9 to the S-4).


+ This is a management contract or compensatory plan or arrangement.


       (b)    Reports on Form 8-K.

              No report on Form 8-K was filed during the fiscal quarter ended December 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLARK-SCHWEBEL HOLDINGS, INC.
                                        -----------------------------
                                                (Registrant)


Date:    March 27, 1997                 By:    /s/ Donald R. Burnette
         --------------------------            --------------------------------
                                        Name:  Donald R. Burnette
                                        Title: Vice President and
                                               Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date     March 27, 1997                  /s/    William D. Bennison
         --------------------------      --------------------------------------
                                         Name:  William D. Bennison
                                         Title: President


Date     March 27, 1997                  /s/    Donald R. Burnette
         --------------------------      --------------------------------------
                                         Name:  Donald R. Burnette
                                         Title: Vice President and
                                                Chief Financial Officer


Date     March 27, 1997                  /s/    Kyle J. Davidson
         --------------------------      --------------------------------------
                                         Name:  Kyle J. Davidson
                                         Title: Controller


Date     March 27, 1997                  /s/    Jack P. Schwebel
         --------------------------      --------------------------------------
                                         Name:  Jack P. Schwebel
                                         Title: Chairman of the Board


Date     March 27, 1997                  /s/    Richard C. Wolfe
         --------------------------      --------------------------------------
                                         Name:  Richard C. Wolfe
                                         Title: Executive Vice President and
                                                Director


Date     March 27, 1997                  /s/    Norman W. Alpert
         --------------------------      --------------------------------------
                                         Name:  Norman W. Alpert
                                         Title: Director


Date     March 27, 1997                  /s/    John D. Howard
         --------------------------      --------------------------------------
                                         Name:  John D. Howard
                                         Title: Director


Date     March 27, 1997                  /s/    Sander M. Levy
         --------------------------      --------------------------------------
                                         Name:  Sander M. Levy
                                         Title: Director

Date     March 27, 1997                   /s/   Arthur J. Nagle
         --------------------------       --------------------------------------
                                          Name:  Arthur J. Nagle
                                          Title: Director


Date     March 27, 1997                   /s/    Daniel S. O'Connell
         --------------------------       --------------------------------------
                                          Name:  Daniel S. O'Connell
                                          Title: Director


Date     March 27, 1997                   /s/    Frank Greenberg
         --------------------------       --------------------------------------
                                          Name:  Frank Greenberg
                                          Title: Director


Date     March 27, 1997                   /s/    Gerard L. Seelig
         --------------------------       --------------------------------------
                                          Name:  Gerard L. Seelig
                                          Title: Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report to security-holders covering the Registrant's last fiscal year has been sent to security-holders.

         No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the Registrant's security-holders with respect to any annual or other meeting of security-holders.

                                  EXHIBIT INDEX


10.7 -  1996 Executive Bonus Plan. +

10.8 -  1997 Executive Bonus Plan. +

12.1 -  Ratio of Earnings to Fixed Charges.

21.1 -  Subsidiaries of the Registrant.

 27  -  Financial Data Schedule.
          (electronic filing only)

CLARK-SCHWEBEL HOLDINGS, INC. AND SUBSIDIARY



SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Dollars in Thousands)



      Summarized Financial Information---The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. The balance sheet information is as of December 28, 1996 and the income statement information is for the period of April 18, 1996 through December 28, 1996.

                                                         1996
                                                         ----
                                                      (Successor)
Current assets .................................      $  64,038
Noncurrent assets ..............................        176,662
                                                      ---------
Total assets ...................................        240,700
Less:
Current liabilities ............................        (38,881)
Noncurrent liabilities .........................       (152,019)
                                                      ---------
Net assets .....................................      $  49,800
                                                      =========

Net sales ......................................      $ 152,003
Gross profit ...................................         33,398
Income from continuing operations ..............         10,135
Net income .....................................          6,998
                                                      =========

Condensed Statement of Cash Flows:
Operating activities ...........................      $  41,127
Investing activities ...........................       (194,930)
Financing activities ...........................        157,434
                                                      ---------
Net change in cash .............................      $   3,631
                                                      =========
Dividends from Asahi-Schwebel Co., Ltd. ........      $     303
                                                      =========



       All assets of Clark-Schwebel, Inc., the operating company, represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at December 28, 1996 is $61,221, which represents the book value of the foreign equity investments ($59,906) and distributions received in the form of cash from the foreign equity investments ($1,315).

CLARK-SCHWEBEL HOLDINGS, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

            Column A                                          Column B      Column C    Column C     Column D     Column E
                                                             Balance at    Charged to  Charged to                Balance at
                                                              Beginning    Costs and      Other                    End of
           Description                                        of Period     Expenses    Accounts    Deductions     Period
-------------------------------------------------------------------------------------------------------------------------------

                                                                              (A)         (B)          (C)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 28, 1996:
     36.5 week period ended December 28, 1996 (Successor)      $  655         160         38                     $  853
     15.5 week period ended April 17, 1996 (Predecessor)       $2,133         (84)         6        (1,400)      $  655

Year ended December 30, 1995 (Predecessor)                     $  641       1,842       (349)                    $2,133

Year ended December 31, 1994 (Predecessor)                     $  430         240        (29)                    $  641


(A) - The allowance for doubtful accounts was reduced as of the April 17, 1996 Acquisition Date by $160 to reflect management's estimate of the reserve for bad debts as of the Acquisition Date.

(B)  - Uncollectible accounts, net of recoveries

(C) - As part of Acquisition Agreement, Springs Industries, the former parent company of Fort Mill A Inc. agreed to retain the accounts receivable from one customer (which totaled $2,782 as of December 30, 1995) and related $1,400 reserve. The asset and related reserve were transferred to Springs at April 17, 1996, the Acquisition Date.