Form 10-Q
period 1997-03-29
CLARK SCHWEBEL HOLDINGS INC
filed 1997-05-09
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended    March 29, 1997         or
                                  ----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                                  -------------------     ----------------------

Commission file number                        333-4723
                        --------------------------------------------------------

                          Clark-Schwebel Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                        13-3883016
-------------------------------                    -----------------------------
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

     Yes       X          No
        ---------------       ---------------


As of March 29, 1997, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED MARCH 29, 1997


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1.     Financial Statements:                                 3

                     Consolidated Balance Sheets as of
                     December 28, 1996 and March 29, 1997.                 4

                     Consolidated Statements of Income for the
                     Three Months ended March 29, 1997 and
                     March 30, 1996.                                       5

                     Consolidated Statements of Cash Flows for the
                     Three Months ended March 29, 1997 and
                     March 30, 1996.                                       6

                     Notes to Condensed and Consolidated Financial
                     Statements.                                           7

         ITEM 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                  11

         ITEM 3.     Quantitative and Qualitative Disclosures about
                     Market Risk                                           16

PART II - OTHER INFORMATION:

         ITEM 6.     Exhibits and Reports on Form 8-K.                     17

SIGNATURES                                                                 18

EXHIBITS

                     Exhibit 10.1.1 - First Amendment to Credit Agreement

                     Exhibit 27 - Financial Data Schedule
                                  (electronic filing only)

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         (See Pages 4 - 10 - This page is intentionally left blank)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 28, 1996 and MARCH 29, 1997
                  (Dollars in Thousands Except Per Share Data)


                                                                                DECEMBER 28,      MARCH 29,
                                                                                    1996            1997
                                                                                  ---------       ---------
                                                                                 (Successor      (Successor
                                                                                    Basis)          Basis)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents .........................................      $   4,064       $   9,073
         Accounts receivable, net ..........................................         25,794          30,398
         Inventories, net ..................................................         32,633          33,861
         Other .............................................................            592             678
                                                                                  ---------       ---------
              Total current assets .........................................         63,083          74,010
                                                                                  ---------       ---------
PROPERTY, PLANT AND EQUIPMENT ..............................................         67,936          69,568
     Accumulated depreciation ..............................................         (5,841)         (8,028)
                                                                                  ---------       ---------
         Property, plant and equipment, net ................................         62,095          61,540
                                                                                  ---------       ---------
EQUITY INVESTMENTS .........................................................         63,426          59,932
GOODWILL ...................................................................         44,333          44,056
OTHER ASSETS ...............................................................          6,808           6,599
                                                                                  ---------       ---------
TOTAL ASSETS ...............................................................      $ 239,745       $ 246,137
                                                                                  =========       =========
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable ..................................................      $  21,448       $  26,262
         Accrued liabilities ...............................................         14,338          15,407
         Deferred tax liabilities -- current ...............................          2,056           2,056
         Current maturities of long-term debt ..............................             51             396
                                                                                  ---------       ---------
              Total current liabilities ....................................         37,893          44,121
                                                                                  ---------       ---------
LONG-TERM DEBT .............................................................        123,440         120,823
DEFERRED TAX LIABILITIES ...................................................         21,458          22,511
LONG-TERM BENEFIT PLANS AND OTHER ..........................................          7,121           8,309
COMMITMENTS AND CONTINGENCIES ..............................................
                                                                                  ---------       ---------
TOTAL LIABILITIES ..........................................................        189,912         195,764
                                                                                  ---------       ---------
EQUITY:
         Preferred stock (par value per share - $.01) - 12.5% participating,
           10,000 shares authorized, 0 and 1,000
           shares issued and outstanding, respectively .....................         35,000          35,000
         Common stock (par value per share - $.01) - 100,000
           shares authorized, 9,000 shares issued and outstanding,
           less management loans of $822 ...................................          9,178           9,178
         Retained earnings .................................................          7,005          10,223
         Cumulative translation adjustment .................................         (1,350)         (4,028)
                                                                                  ---------       ---------
              Total equity .................................................         49,833          50,373
                                                                                  ---------       ---------
TOTAL LIABILITIES AND EQUITY ...............................................      $ 239,745       $ 246,137
                                                                                  =========       =========

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED - Dollars in Thousands)


                                                                      December 31,       December 29,
                                                                           1995 -            1996 -
                                                                        March 30,          March 29,
                                                                           1996              1997
                                                                         --------          --------
                                                                   (Predecessor Basis) (Successor Basis)

Net sales ......................................................         $ 60,170          $ 62,238
Cost of goods sold .............................................           47,851            48,634
                                                                         --------          --------
Gross profit ...................................................           12,319            13,604
Selling, general and administrative
    expenses ...................................................            3,875             3,902
                                                                         --------          --------
    Operating income ...........................................            8,444             9,702

Other income (expense):
    Interest expense ...........................................             (128)           (3,280)
    Other, net .................................................                0                 0
                                                                         --------          --------
Income before income taxes .....................................            8,316             6,422
Provision for income tax .......................................           (3,328)           (2,651)
Income from equity investees, net ..............................              907               638
                                                                         --------          --------
Net Income .....................................................         $  5,895             4,409
                                                                         ========
Accrued dividends on preferred stock ...........................                             (1,191)
                                                                                           --------
    Net income applicable to common shares......................                           $  3,218
                                                                                           ========


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Dollars in Thousands)



                                                                         December 31,       December 29,
                                                                            1995 -              1996 -
                                                                          March 30,          March 29,
                                                                            1996                1997
                                                                         --------          -------
                                                                     (Predecessor Basis)  (Successor Basis)

OPERATING ACTIVITIES:
     Net income ................................................         $  5,895          $ 4,409
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..........................            3,012            2,729
        Deferred tax provision .................................            1,404            2,651
        Income from equity investments, net ....................             (907)            (638)
        Changes in assets and liabilities, net of the effects
          of the purchase of the company:
             Accounts receivable ...............................             (450)          (4,604)
             Inventories .......................................              276           (1,228)
             Prepaid expenses and other ........................                8               52
             Accounts payable ..................................              382            4,815
             Accrued liabilities ...............................             (813)             786
        Other ..................................................           (1,140)              (2)
                                                                         --------          -------
               Net cash provided by operating activities .......            7,667            8,970
                                                                         --------          -------

INVESTING ACTIVITIES:
     Purchases of equipment ....................................           (1,082)          (1,698)
     Proceeds from sale of equipment ...........................                0                9
                                                                         --------          -------
               Net cash used in investing activities ...........           (1,082)          (1,689)
                                                                         --------          -------
FINANCING ACTIVITIES:
     Investment by Springs .....................................          (11,533)               0
     Transfer of assets retained by Springs ....................            4,461                0
     Principal payments under long-term debt and capital lease
        obligations ............................................              (22)          (2,272)
                                                                         --------          -------
               Net cash used in financing activities ...........           (7,094)          (2,272)
                                                                         --------          -------
NET CHANGE IN CASH .............................................             (509)           5,009
CASH, BEGINNING OF PERIOD ......................................              584            4,064
                                                                         --------          -------
CASH, END OF PERIOD ............................................         $     75          $ 9,073
                                                                         ========          =======
CASH PAID FOR INTEREST .........................................         $    100          $   235
                                                                         ========          =======
CASH PAID FOR TAXES ............................................         $      0          $   298
                                                                         ========          =======

Noncash Transaction: The company accrued dividends on preferred stock of $1,191 for the period of December 29, 1996 - March 29, 1997.


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS in THOUSANDS)


1.   BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of March 29, 1997 and for the period from December 29, 1996 to March 29, 1997 of Clark-Schwebel Holdings, Inc., the successor company ("Company"), following the change in ownership (see Note 2). The Company's primary asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets and liabilities of the Company as of December 28, 1996, and the results of operations for the period of December 31, 1995 to March 30, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership. The statements of the Predecessor Company include certain expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs")
- parent company level.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information, refer to the Company's consolidated financial statements and footnotes for the year ended December 28, 1996 included in the Form 10-K.


2.   CHANGE  IN  OWNERSHIP  TRANSACTION

     On February 24, 1996, the Company, Springs and affiliates of Vestar Equity Partners, L.P. (Vestar), entered into an Agreement and Plan of Merger (Agreement) whereby an affiliate of Vestar would acquire the Company (the "Acquisition"). Pursuant to the Agreement, on April 17, 1996 (Closing Date), Vestar/CS Holding Company, LLC (Vestar/CS) purchased all of the issued and outstanding capital stock of Fort Mill A Inc. from Springs for approximately $192,895. The sources of cash for this purchase included $110,000 of senior notes, an equity contribution of $45,000 and bank debt. On the day following the Closing Date, Vestar/CS had an 82% common equity interest and management investors had an 18% common equity interest in the Company.

     Under the Agreement, Springs agreed to (i) assume responsibility for repayment of the Industrial Revenue Bonds payable in 2010 and related accrued interest, (ii) pay $959 in certain accrued employee benefits, (iii) provide indemnification for certain environmental, tax and other matters, (iv) retain the accounts receivable from one customer (which totaled $2,782 as of December 30, 1995) and related $1,400 reserve, and (v) retain the $99 accrued obligation related to the Company's Long-term Disability Plan. At the Closing Date, all payable and receivable accounts between the Company and Springs were canceled.

     The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:

           Purchase price ................................................         $ 192,895
           Nonfinancing portion of fees and expenses .....................             2,780
                                                                                   ---------
           Total purchase price ..........................................           195,675
           Less fair value of net assets acquired ........................          (150,547)
                                                                                   ---------
           Excess of purchase price over fair value of net assets acquired         $  45,128
                                                                                   =========



     The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

           Current  assets .............         $  68,410
           Property, plant and equipment            66,391
           Equity investments ..........            62,314
           Current liabilities .........           (20,282)
           Other liabilities ...........           (26,286)
                                                 ---------
           Net assets acquired .........         $ 150,547
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

     Additional agreements include Transition Agreements for specified periods in which Springs would be compensated for certain services provided to the Company, and a Management Agreement that specifies services to be provided to the Company by an affiliate of Vestar.

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

     Fiscal Year - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to December 31. Accordingly, the interim periods will also be reported on the Saturday closest to the calendar quarter end. The fiscal year ended January 3, 1998 is referrred to herein as 1997. The fiscal year ended December 28, 1996 is referred to herein as 1996. The 1996 fiscal year consisted of 52 weeks, while the 1997 fiscal year will consist of 53 weeks.

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

       Land improvements .............................  10 to 20 years
       Buildings and improvements.....................  20 to 40 years
       Machinery and equipment .......................   3 to 11 years

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

4.   LONG-TERM  DEBT

        Long-term debt consisted of the following:

                                                                                        December 28,        March 29,
                                                                                            1996               1997
                                                                                         ---------          ---------

             Senior Notes, payable in 2006, interest at 10.5% ..................         $ 110,000          $ 110,000
             Term Loan payable in quarterly installments of $366
                 beginning December 31, 1997, $416 beginning March 31, 1998,
                 $624 beginning September 30, 1999, and $833 beginning
                 September 30, 2001 through maturity in 2002, interest at
                 variable rates ................................................            13,440             11,190
             Revolving Credit Agreement, due 2002, interest at variable
                 rates .........................................................                 0                  0
             Capitalized lease obligation payable in equal monthly
                 installments of $7, through August 1997 .......................                51                 29
                                                                                         ---------          ---------
             Total .............................................................           123,491            121,219
             Less current maturities ...........................................               (51)              (396)
                                                                                         ---------          ---------
             Long-term debt ....................................................         $ 123,440          $ 120,823
                                                                                         =========          =========


    The senior notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The senior notes are not redeemable at the option of the Company prior to April 15, 2001, except in the event of a public equity offering of the Company, at which time a portion of the senior notes would be redeemable. The debt under the credit facility bears interest which varies with LIBOR plus a margin which varies with the Company's leverage ratio. On March 29, 1997 the interest rate was 6.97% per annum. Interest is typically payable monthly. The Company pays a quarterly commitment fee equal to 0.375% on the unused portion of the revolving credit facility which was $55,000 at March 29, 1997.

    The revolving credit facility and the senior notes contain certain restrictive covenants which provide limitations on the company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and senior note covenants also require maintenance of certain financial ratios. At March 29, 1997, the Company was in compliance with such covenants.

    The aggregate five-year maturities of long-term debt subsequent to March 29, 1997 follow: 1997 - $396; 1998 - $1,665; 1999 - $2,081; 2000 - $2,498;
2001 - $2,914.


5.  INVENTORIES

       Inventories consisted of the following:

                                                                           December 28,       March 29,
                                                                              1996              1997
                                                                            --------          --------
           Finished goods .........................................         $  9,264          $ 10,485
           Raw material and supplies ..............................            9,254             9,084
           In process .............................................           15,215            15,555
                                                                            --------          --------
           Total at standard cost (which approximates average cost)           33,733            35,124
           Less LIFO reserve ......................................           (1,100)           (1,263)
                                                                            --------          --------
           Inventories, net .......................................         $ 32,633          $ 33,861
                                                                            ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto. It compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company ("Company"), for the three months ended March 29, 1997 to the three months ended March 30, 1996 of Fort Mill A, Inc., the predecessor company ("Predecessor Company"). No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods is not comparable and the impact of interest expense on the successor Company is discussed below.

General
         First quarter 1997 results reflected improvement in both sales and operating income when compared to the same period in 1996. Continuing a trend that began in the fourth quarter of 1996, demand for fiber glass fabric was strong and sales of fiber glass fabric were slightly better than a year ago. Sales of high performance fabrics, on the other hand, were off slightly from last year. Operating income increased as a result of the overall higher volume, favorable sales mix and lower variable costs achieved through improved operating efficiencies.

Results of Operations

First quarter 1997 compared to first quarter 1996

Net Sales

         Net sales for the first quarter of 1997 increased $2.1 million, or 3.4%, to $62.2 million from $60.2 million. While overall fiber glass sales were up by $3.2 million, or 5.3%, the increase was partially offset by a $1.1 million, or 9.6%, decline in high performance sales. Sales of electronic fiber glass increased by a modest 3.7% while sales of composite material fiber glass increased by 16.6% when compared to 1996. Higher demand from the aerospace industry accounted for most of the increased sales of composite material fiber glass. Although down from the same period a year ago, high performance sales in the first quarter of 1997 improved from more recent quarters as a result of higher sales to the aerospace and military markets.

Gross Profit

         Gross profit for the first quarter of 1997 increased $1.3 million, or 10.4%, to $13.6 million. Gross profit as a percentage of sales improved to 21.9% in 1997 from 20.5% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

SG&A

         Selling, general, and administrative expenses were flat at $3.9 million for both the first quarter of 1997 and 1996. As a percentage of sales, SG&A expenses decreased slightly to 6.3% in 1997 from 6.4% in 1996.

Operating Income

         Operating income increased $1.3 million to $9.7 million in the first quarter of 1997 from $8.4 million in the same period a year ago. As a percentage of sales, operating income was 15.6%, up from 14.0% in 1996. The increases in sales and gross profit led to the increase in operating income.

Interest Expense

         Interest expense is not comparable to the prior period because of the financing related to the acquisition of the Company from Springs. Interest expense incurred by the Company for the first quarter of 1997 was $3.3 million, attributable primarily to interest expense related to the Company's Senior Notes.

Income From Equity Investees, Net

         Income from equity investees, net, decreased by $0.3 million to $0.6 million from $0.9 million in the first quarter of 1996. A decrease in the operating results reported by CS-Interglas primarily caused the decrease in equity income. Softening demand relative to a year ago in Europe for electronic fiber glass fabric led to the decrease in operating results reported by CS-Interglas. Results reported by Asahi-Schwebel were slightly higher and results for CS Tech Fab were comparable to last year's results.

The equity investment balance as of March 29, 1997 decreased by $3.5 million from the December 28, 1996 balance sheet. The decline resulted primarily from a strengthening U.S. dollar relative to the German mark (the functional currency for CS-Interglas) and the

Japanese yen (the functional currency for Asahi-Schwebel). The change in the equity investment balance had no impact on results of operations or on cash flows in the first quarter of 1997.

Net Income

         Higher interest expense ($3.2 million) more than offset the increase in operating income leading to a $1.9 million decline in income before income taxes. The provision for income taxes decreased by $0.7 million as a result of the lower income before tax. After considering the $0.3 million decrease in income from equity investees, the overall net effect was a $1.5 million decrease in first quarter net income when compared to the same period last year.

Liquidity and Capital Resources

         On April 17, 1996, the Company was purchased from Springs for approximately $192.9 million, funded by a combination of equity and debt. Equity of $45.0 million was provided by Vestar/CS Holding and management investors in exchange for all of the capital stock of the Company. Debt of $160.0 million was used to finance the acquisition. This debt consisted of the following: $110.0 million of Senior Notes, $15.0 million of loans under a Term Loan under the Credit Agreement, and $35.0 million of loans under a Revolving Credit Facility under the Credit Agreement. The required amortization payments remaining under the Term Loan are $0.4 million in 1997, $1.6 million in 1998, $2.1 million in 1999, $2.5 million in 2000, $2.9 in million in 2001 and $1.6 million in 2002. As required by the Credit Agreement, the Company prepaid $2.3 million of the Term Loan in the first quarter of 1997. The Company may prepay any remaining portion of the Term Loan at any time without penalty. The Revolving Credit Facility matures in April 2002. Substantially all of the assets of Clark-Schwebel Inc., the operating company, are subject to liens in favor of the Credit Agreement lenders. Other than upon a change of control or as a result of certain asset sales, the Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. The Company is required to make semi-annual interest payments on April 15 and October 15 with respect to the Senior Notes. Depending on market conditions and the Company's financial position, the Company may from time to time make open market purchases of Senior Notes. Any such purchases would require the prior consent of the lenders under the Credit Agreement.

Cash provided by operating activities in the first quarter of 1997 was $9.0 million, compared with $7.7 million provided in the same period a year ago. The Company spent $1.7 million on capital additions during the quarter. The Company anticipates capital expenditures will approximate $10.0 million for fiscal 1997. As of March 29,1997 the Company had cash and cash equivalents of approximately $9.1 million. In addition, the Company had $55.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the quarter with debt, net of cash, of $112.1 million, consisting of $110.0 million in Senior Notes, $11.2 million under the Term Loan, and $9.1 million in cash and cash equivalents.

To meet its liquidity needs, the Company has relied and expects to continue to rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility. The Company believes that cash generated from operations and borrowing resources will be sufficient to fund the Company's cash needs for the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        Exhibits.

                  Exhibit 10.1.1 - First Amendment to Credit Agreement

                  Exhibit 27 - Financial Data Schedule
                               (electronic filing only)

       (b)        Reports on Form 8-K.

                  No report was filed during the quarter ended March 29, 1997 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLARK-SCHWEBEL HOLDINGS, INC.
                                     -------------------------------------------
                                     (Registrant)


Date   May 9, 1997                             /s/  William D. Bennison
      ----------------------         -------------------------------------------
                                       Name:   William D. Bennison
                                       Title:  President

Date   May 9, 1997                             /s/  Donald R. Burnette
      ----------------------         -------------------------------------------
                                       Name:   Donald R. Burnette
                                       Title:  Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX


Exhibit 10.1.1    First Amendment to Credit Agreement

Exhibit 27        Financial Data Schedule
                  (electronic filing only)



                  (See next page - This page is intentionally left blank)