Form 10-Q
period 1997-06-28
CLARK SCHWEBEL HOLDINGS INC
filed 1997-08-11
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended    June 28, 1997          or
                                  ----------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




For the transition period from                        to
                                  -------------------     ----------------------

Commission file number                              333-4723
                        --------------------------------------------------------

                          Clark-Schwebel Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                13-3883016
-----------------------------------------    -----------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

       2200 South Murray Avenue, Anderson, SC                   29622
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


As of June 28, 1997, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED JUNE 28, 1997


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

    ITEM 1.  Financial Statements:                                           3

             Consolidated Balance Sheets as of
             December 28, 1996 and June 28, 1997.                            4

             Consolidated Statements of Income for the
             Three and Six Months ended June 28, 1997 and
             June 29, 1996.                                                  5

             Consolidated Statements of Cash Flows for the
             Six Months ended June 28, 1997 and June 29, 1996.               6

             Notes to Condensed and Consolidated Financial Statements.       7

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           12

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.    23

PART II - OTHER INFORMATION:

    ITEM 4.  Submission of Matters to a Vote of Securityholders.            24

    ITEM 6.  Exhibits and Reports on Form 8-K.                              24

SIGNATURES                                                                  25

EXHIBITS

             Exhibit  3.1 - Amended and Restated Certificate of Incorporation

             Exhibit  3.2 - Amended Bylaws

             Exhibit 10.1 - Registration Rights Agreement

             Exhibit 10.2 - Second Amendment to Credit Agreement

             Exhibit 27   - Financial Data Schedule
                            (electronic filing only)

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


         (See Pages 4 - 10 - This page is intentionally left blank)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 1996 and JUNE 28, 1997
                  (Dollars in Thousands Except Per Share Data)


                                                                        DECEMBER 28,      JUNE 28,
                                                                           1996             1997
                                                                         ---------        ---------
                                                                    (Successor Basis) (Successor Basis)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                       $   4,064        $  14,352
         Accounts receivable, net                                           25,794           26,351
         Inventories, net                                                   32,633           36,763
         Other                                                                 592              703
                                                                         ---------        ---------
              Total current assets                                          63,083           78,169
                                                                         ---------        ---------
PROPERTY, PLANT AND EQUIPMENT                                               67,936           68,149
     Accumulated depreciation                                               (5,841)          (8,514)
                                                                         ---------        ---------
         Property, plant and equipment, net                                 62,095           59,635
                                                                         ---------        ---------
EQUITY INVESTMENTS                                                          63,426           62,130
GOODWILL                                                                    44,333           43,780
OTHER ASSETS                                                                 6,808            6,391
                                                                         ---------        ---------
TOTAL ASSETS                                                             $ 239,745        $ 250,105
                                                                         =========        =========

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                $  21,448        $  28,973
         Accrued liabilities                                                14,338           13,561
         Deferred tax liabilities -- current                                 2,056            2,056
         Current maturities of long-term debt                                   51              366
                                                                         ---------        ---------
              Total current liabilities                                     37,893           44,956
                                                                         ---------        ---------
LONG-TERM DEBT                                                             123,440          120,824
DEFERRED TAX LIABILITIES                                                    21,458           20,170
LONG-TERM BENEFIT PLANS AND OTHER                                            7,121            9,535
COMMITMENTS AND CONTINGENCIES
                                                                         ---------        ---------
TOTAL LIABILITIES                                                          189,912          195,485
                                                                         ---------        ---------

EQUITY:
         Preferred stock (par value per share - $.01) - 12.5%
           participating, 10,000 shares authorized, 1,000 shares
           issued and outstanding (see Note 6)                              35,000           35,000
         Common stock (par value per share - $.01) - 100,000
           shares authorized, 9,000 shares issued and outstanding,
           less management loans of $822 and $799, respectively
           (see Note 6)                                                      9,178            9,201
         Retained earnings                                                   7,005           13,987
         Cumulative translation adjustment                                  (1,350)          (3,568)
                                                                         ---------        ---------
              Total equity                                                  49,833           54,620
                                                                         ---------        ---------
TOTAL LIABILITIES AND EQUITY                                             $ 239,745        $ 250,105
                                                                         =========        =========

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED - Dollars in Thousands)


                                              March 31,  December 31,   April 18,   March 30,      December 29,
                                                1996 -      1995 -        1996 -      1997 -          1996 -
                                             April 17,    April 17,      June 29,   June 28,        June 28,
                                                1996        1996          1996        1997            1997
                                               -------     --------     --------     ---------     ---------
                                               (Predecessor Basis)              (Successor Basis)

Net sales                                      $ 8,741     $ 68,911     $ 47,330     $  61,061     $ 123,299
Cost of goods sold                               7,107       54,958       37,744        47,217        95,851
                                               -------     --------     --------     ---------     ---------
Gross profit                                     1,634       13,953        9,586        13,844        27,448

Selling, general and administrative
    expenses                                       937        4,812        3,023         3,825         7,727
                                               -------     --------     --------     ---------     ---------
    Operating income                               697        9,141        6,563        10,019        19,721
Other income (expense):
    Interest expense                               (20)        (148)      (3,134)       (3,147)       (6,427)
    Other, net                                      (5)          (5)          (1)           (3)           (3)
                                               -------     --------     --------     ---------     ---------
Income before income taxes                         672        8,988        3,428         6,869        13,291

Provision for income tax                          (269)      (3,595)      (1,471)       (2,824)       (5,475)

Income from equity investees, net                  267        1,174          985           944         1,582
                                               -------     --------     --------     ---------     ---------
Net income                                     $   670     $  6,567     $  2,942         4,989         9,398
                                               =======     ========

Accrued dividends on preferred stock                                        (873)       (1,225)       (2,416)
                                                                        --------     ---------     ---------
    Net income applicable to common shares                              $  2,069     $   3,764     $   6,982
                                                                        ========     =========     =========


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Dollars in Thousands)

                                                      December 31,               December 29,
                                                         1995 -      April 18 -     1996 -
                                                       April 17,      June 29,     June 28,
                                                         1996          1996          1997
                                                       --------     ---------     --------
                                                  (Predecessor Basis)  (Successor Basis)

OPERATING ACTIVITIES:
     Net income                                        $  6,567     $   2,942     $  9,398
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization of goodwill
        and unearned revenue                              3,526         2,006        4,562
        Amortization of deferred financing cost               0           173          417
        Deferred tax provision                            1,404          (112)        (595)
        Income from equity investments, net              (1,174)         (985)      (1,540)
        Loss on sale of equipment                             0             0           11
        Changes in assets and liabilities, net of
        the effects of the purchase of the company:
             Accounts receivable                          1,832         1,620         (557)
             Inventories                                 (2,883)        1,466       (4,130)
             Prepaid expenses and other                    (187)          105           98
             Accounts payable                              (697)        7,784        7,525
             Accrued liabilities                           (289)        5,301         (570)
        Other                                              (131)        1,208           (6)
                                                       --------     ---------     --------
               Net cash provided by operating
               activities                                 7,968        21,508       14,613
                                                       --------     ---------     --------
INVESTING ACTIVITIES:
     Purchases of equipment                              (1,603)         (396)      (3,541)
     Payment for purchase of Company                          0      (192,895)           0
     Proceeds from sale of equipment                          0             0        1,494
                                                       --------     ---------     --------
               Net cash used in investing                (1,603)     (193,291)      (2,047)
               activities
                                                       --------     ---------     --------
FINANCING ACTIVITIES:
     Investment by Springs                              (10,955)            0            0
     Transfer of assets retained by Springs               4,461             0            0
     Proceeds from issuance of stock                          0        45,000            0
     Payment of acquisition fees, net                         0       (10,500)           0
     Loans to management investors                            0          (822)           0
     Proceeds from long-term borrowings                       0       160,000            0
     Principal payments under long-term debt and
        capital lease obligations                           (29)      (18,764)      (2,301)
     Proceeds from repayment of loans to
        management investors                                  0             0           23
                                                       --------     ---------     --------
               Net cash provided by (used in)
               financing activities                      (6,523)      174,914       (2,278)
                                                       --------     ---------     --------
NET CHANGE IN CASH                                         (158)        3,131       10,288
CASH, BEGINNING OF PERIOD                                   584           426        4,064
                                                       --------     ---------     --------
CASH, END OF PERIOD                                    $    426     $   3,557     $ 14,352
                                                       ========     =========     ========
CASH PAID FOR INTEREST                                 $    120     $     516     $  6,030
                                                       ========     =========     ========
CASH PAID FOR TAXES                                    $      0     $     100     $  6,372
                                                       ========     =========     ========


Noncash Transaction: The company accrued dividends on preferred stock of $2,416 for the period of December 29, 1996 - June 28, 1997.

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS in THOUSANDS)


1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of June 28, 1997 and for the period from December 29, 1996 to June 28, 1997 of Clark-Schwebel Holdings, Inc., the successor company ("Company"), following the change in ownership (see Note 2). The Company's primary asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets and liabilities of the Company as of December 28, 1996, and the results of operations for the period of December 31, 1995 to April 17, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership, and the results of operations of Clark-Schwebel Holdings, Inc., the successor company, for the period from April 18, 1996 to June 29, 1996, following the change in ownership. The statements of the Predecessor Company include certain expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs") - parent company level.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information, refer to the Company's consolidated financial statements and footnotes for the year ended December 28, 1996 included in the Company's Form 10-K for the year then ended.


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

         The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:

            Purchase price                                                     $ 192,895
            Nonfinancing portion of fees and expenses                              2,780
                                                                               ---------
            Total purchase price                                                 195,675
            Less fair value of net assets acquired                              (150,547)
                                                                               ---------
            Excess of purchase price over fair value of net assets acquired    $  45,128
                                                                               =========


     The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

           Current assets                                                        $   68,410
           Property, plant and equipment                                             66,391
           Equity investments                                                        62,314
           Current liabilities                                                      (20,282)
           Other liabilities                                                        (26,286)
                                                                                 ----------
           Net assets acquired                                                   $  150,547
                                                                                 ==========


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

         Land improvements                                      10 to 20 years
         Buildings and improvements                             20 to 40 years
         Machinery and equipment                                 3 to 11 years

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

4. LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                                         December 28,   June 28,
                                                                             1996         1997
                                                                          ---------     ---------
            Senior Notes, payable in 2006, interest at 10.5%              $ 110,000     $ 110,000
            Term Loan payable in quarterly installments; subsequently
                prepaid in July 1997 (see Note 6)                            13,440        11,190
            Revolving Credit Agreement, due 2002, interest at variable
                rates                                                             0             0
            Capitalized lease obligation payable in equal monthly
                installments of $7, through June 1997                            51             0
                                                                          ---------     ---------
            Total                                                           123,491       121,190
            Less current maturities                                             (51)         (366)
                                                                          ---------     ---------
            Long-term debt                                                $ 123,440     $ 120,824
                                                                          =========     =========


       The senior notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The senior notes are not redeemable at the option of the Company prior to April 15, 2001, except in the event of a public equity offering of the Company, at which time a portion of the senior notes would be redeemable. The debt under the credit facility bears interest which varies with LIBOR plus a margin which varies with the Company's leverage ratio. On June 28, 1997 the interest rate was 7.19% per annum. Interest is typically payable monthly. The Company pays a quarterly commitment fee equal to 0.375% on the unused portion of the revolving credit facility which was $55,000 at June 28, 1997.

       The revolving credit facility and the senior notes contain certain restrictive covenants which provide limitations on the company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and senior note covenants also require maintenance of certain financial ratios. At June 28, 1997, the Company was in compliance with such covenants.

       The aggregate five-year maturities of long-term debt subsequent to June 28, 1997 follow: 1997 - $366; 1998 - $1,665; 1999 - $2,081; 2000 - $2,498; 2001
- $2,914. These amounts relate to the Term Loan which was subsequently prepaid in July 1997.


5. INVENTORIES

       Inventories consisted of the following:

                                                                       December 28,  June 28,
                                                                          1996         1997
                                                                        --------     --------
            Finished goods                                              $  9,264     $ 12,452
            Raw material and supplies                                      9,254       10,093
            In process                                                    15,215       15,581
                                                                        --------     --------
            Total at standard cost (which approximates average cost)      33,733       38,126
            Less LIFO reserve                                             (1,100)      (1,363)
                                                                        --------     --------
            Inventories, net                                            $ 32,633     $ 36,763
                                                                        ========     ========

6. Subsequent Events

       On July 14, 1997, the Company amended the terms of its outstanding participating preferred stock (the "Preferred Stock") by amending and restating its certificate of incorporation (the "Certificate") to allow the Company to redeem such Preferred Stock using one of the following alternatives: (i) on or after August 14, 1997 for 12.5% Senior Debentures due 2007 (the "Senior Debentures") of the Company and up to $5 million in cash (on the terms and subject to the conditions set forth in the Certificate); (ii) on or after August 14, 1997 but prior to July 15, 2002 for cash in an amount equal to 112.5% of the sum of the liquidation value of the Preferred Stock and all accumulated dividends thereon; (iii) after July 15, 2002 for cash in an amount equal to a percentage of the sum of the liquidation value of the Preferred Stock and all accumulated dividends thereon (106.25% for redemptions in the year beginning on July 15, 2002; 104.167% for redemptions in the year beginning on July 15, 2003; 102.083% for redemptions in the year beginning on July 15, 2004; and 100% for redemptions in the year beginning on July 15, 2005 and thereafter); and (iv) upon the consummation of a change of control transaction or a public or private equity offering for cash in an amount equal to 106% of the liquidation value of the Preferred Stock and all accumulated dividends thereon. All accrued but unpaid dividends on the Preferred Stock to the date of redemption and certain consideration (either cash or shares of the Company's Common Stock) for the participation feature of the Preferred Stock will be payable on the date of any such redemption. The Preferred Stock must be redeemed by the Company on July 15, 2007. Accordingly, Preferred Stock outstanding subsequent to July 14, 1997 will not be included in the Equity classification on the Company's consolidated balance sheet.

       If the Company does not exercise one of its redemption options, or until it does, the Company's Certificate provides that dividends will be paid quarterly in cash at the rate of 12.5% to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company chooses not to redeem all of its outstanding Preferred Stock by August 28, 1997, the holders thereof are entitled to certain shelf registration rights.

       The Senior Debentures, if issued, would be subject to an indenture containing terms similar to those contained in the indenture governing the Senior Notes and the holders thereof would be entitled to certain registration rights. Interest on the Senior Debentures would be payable in cash semi-annually to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures.

       Additionally, on July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company may, subject to certain conditions, pay cash dividends on the Preferred Stock, pay up to $5 million in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures. The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65 million.

       Vestar/CS-Holding sold the Preferred Stock on July 14, 1997 and simultaneously purchased 10% of the outstanding Common Stock of the Company from the management investors on a pro rata basis. Upon the consummation of that transaction, all of the Company's outstanding loans to management were repaid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto. The accompanying analysis compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company ("Company"), for the three months ended June 28, 1997 to the three months ended June 29, 1996. The results of operations for the three months ended June 29, 1996 represents the combined results of Fort Mill A Inc., the predecessor company ("Predecessor Company"), for the period of March 31, 1996 through April 17, 1996, and the successor Company for the period of April 18, 1996 through June 29, 1996, in order to establish comparative periods. The accompanying analysis also compares the results of operations of the Company for the six months ended June 28, 1997 to the six months ended June 29, 1996. The results of operations for the six months ended June 29, 1996 represents the combined results of the Predecessor Company for the period of December 31, 1995 through April 17, 1996, and the successor Company for the period of April 18, 1996 through June 29, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods is generally not comparable, and the impact of interest expense on the successor Company is discussed below.

General

         Second quarter 1997 results reflected improvement in both sales and operating income when compared to the same period in 1996. Sales of both fiber glass and high performance fabrics were up from the same period a year ago. Although quarterly sales were strong, demand for electronic fiber glass fabric moderated in the latter part of the quarter from levels experienced earlier in the year. The Company believes that this slowdown is temporary in nature, but management is unable to predict the duration of the slowdown. Operating income increased as a result of the overall higher volume, favorable sales mix and lower variable costs achieved through improved operating efficiencies.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

         The following table sets forth for the Company selected income statement data for the periods indicated.

                                                                                                                 Three month
                                                  Period from          Period from        Combined three         period from
                                                   March 31-            April 18-       month period from         March 30-
                                                April 17, 1996       June 29, 1996          March 31-           June 28, 1997
                                              (Predecessor Basis)   (Successor Basis)     June 29, 1996       (Successor Basis)
                                              -------------------   -----------------   ------------------    -----------------
                                                                            (Dollars in thousands)
Net sales                                         $   8,741             $  47,330            $  56,071            $  61,061
Cost of goods sold                                    7,107                37,744               44,851               47,217
                                                  ---------             ---------            ---------            ---------
Gross profit                                          1,634                 9,586               11,220               13,844
Selling, general and administrative expenses            937                 3,023                3,960                3,825
                                                  ---------             ---------            ---------            ---------
Operating income                                        697                 6,563                7,260               10,019
Interest expense                                        (20)               (3,134)              (3,154)              (3,147)
Other income (expense), net                              (5)                   (1)                  (6)                  (3)
Provision for income tax                               (269)               (1,471)              (1,740)              (2,824)
Income from equity investees, net                       267                   985                1,252                  944
                                                  ---------             ---------            ---------            ---------
Net income                                        $     670             $   2,942            $   3,612            $   4,989
                                                  =========             =========            =========            =========

PERCENTAGE OF NET SALES

Net sales                                             100.0 %               100.0 %              100.0 %              100.0 %
Cost of goods sold                                     81.3                  79.7                 80.0                 77.3
                                                  ---------             ---------            ---------            ---------
Gross profit                                           18.7                  20.3                 20.0                 22.7
Selling, general and administrative expenses           10.7                   6.4                  7.1                  6.3
                                                  ---------             ---------            ---------            ---------
Operating income                                        8.0                  13.9                 12.9                 16.4
Interest expense                                       (0.2)                 (6.6)                (5.6)                (5.1)
Provision for income tax                               (3.1)                 (3.1)                (3.1)                (4.6)
Income from equity investees, net                       3.0                   2.0                  2.2                  1.5
                                                  ---------             ---------            ---------            ---------
Net income                                              7.7 %                 6.2 %                6.4 %                8.2 %
                                                  =========             =========            =========            =========


Net Sales

         Net sales for the second quarter of 1997 increased $5.0 million, or 8.9%, to $61.1 million from $56.1 million in 1996. Overall fiber glass sales were up by $2.9 million, or 6.1%, while high performance sales were up by $2.1 million, or 24.7%. Sales of electronic fiber glass and composite material fiber glass increased by 6.3% and 5.5%, respectively, when compared to 1996. High performance sales in the second quarter of 1997 improved significantly from second quarter 1996 as a result of higher sales to the military ballistics market.

Gross Profit

         Gross profit for the second quarter of 1997 increased $2.6 million, or 23.4%, to $13.8 million from $11.2 million in 1996. Gross profit as a percentage of net sales improved to 22.7% in 1997 from 20.0% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

SG&A

         Selling, general, and administrative expenses, at $3.8 million, were slightly lower than the $4.0 million reported in the second quarter of 1996. The decline resulted primarily from the second quarter 1996 payout to certain executives of compensation under Springs Industries' executive compensation plans which vested and were paid on the closing of the Acquisition. As a percentage of net sales, SG&A expenses decreased to 6.3% in 1997 from 7.0% in 1996.

Operating Income

         Operating income increased $2.7 million to $10.0 million in the second quarter of 1997 from $7.3 million in the same period a year ago. As a percentage of net sales, operating income was 16.4%, up from 12.9% in 1996. The increases in sales and gross profit led to the increase in operating income.

Interest Expense

         Interest expense incurred by the Company was flat at $3.1 million, for both the second quarter of 1997 and 1996.

Income From Equity Investees, Net

         Income from equity investees, net, decreased by $0.3 million to $0.9 million from $1.2 million in the second quarter of 1996. A decrease in the operating results reported by CS-Interglas primarily caused the decrease in equity income. CS-Interglas reported an improvement in demand from the weak levels experienced in the first quarter of 1997, but the market did not recover to the demand levels experienced in the second quarter a year ago. Results reported by Asahi-Schwebel continue strong and were slightly higher than a year ago while results for CS-Tech Fab were slightly lower than last year's results. The equity investment balance as of June 28, 1997 decreased by $1.3 million from the December 28, 1996 balance sheet. The decline resulted primarily from a strengthening U.S. dollar relative to the German mark (the functional currency for CS-Interglas) and the Japanese yen (the functional currency for Asahi-Schwebel), net of additional equity income recorded in 1997. The change in the equity investment balance had no impact on results of operations or on cash flows in the second quarter or the first half of 1997.

Net Income

         The $2.8 million increase in operating income reported in the second quarter of 1997 led to a $1.1 million increase in the provision for taxes. After considering the $0.3 million decrease in income from equity investees, the overall net effect was a $1.4 million increase in second quarter net income when compared to the same period last year.

First Six Months of 1997 Compared to the First Six Months of 1996

Results of Operations

         The following table sets forth for the Company selected income statement data for the periods indicated.

                                                                                                                  Six month
                                                  Period from          Period from        Combined six           period from
                                               December 31, 1995        April 18-       month period from     December 29, 1996
                                                -April 17, 1996       June 29, 1996     December 31, 1995      -June 28, 1997
                                              (Predecessor Basis)   (Successor Basis)     -June 28, 1996      (Successor Basis)
                                              -------------------   -----------------   ------------------    -----------------
                                                                            (Dollars in thousands)
Net sales                                         $  68,911             $  47,330            $ 116,241            $ 123,299
Cost of goods sold                                   54,958                37,744               92,702               95,851
                                                  ---------             ---------            ---------            ---------
Gross profit                                         13,953                 9,586               23,539               27,448
Selling, general and administrative expenses          4,812                 3,023                7,835                7,727
                                                  ---------             ---------            ---------            ---------
Operating income                                      9,141                 6,563               15,704               19,721
Interest expense                                       (148)               (3,134)              (3,282)              (6,427)
Other income (expense), net                              (5)                   (1)                  (6)                  (3)
Provision for income tax                             (3,595)               (1,471)              (5,066)              (5,475)
Income from equity investees, net                     1,174                   985                2,159                1,582
                                                  ---------             ---------            ---------            ---------
Net income                                        $   6,567             $   2,942            $   9,509            $   9,398
                                                  =========             =========            =========            =========

PERCENTAGE OF NET SALES

Net sales                                             100.0 %               100.0 %              100.0 %              100.0 %
Cost of goods sold                                     79.7                  79.7                 79.7                 77.7
                                                  ---------             ---------            ---------            ---------
Gross profit                                           20.3                  20.3                 20.3                 22.3
Selling, general and administrative expenses            7.0                   6.4                  6.8                  6.3
                                                  ---------             ---------            ---------            ---------
Operating income                                       13.3                  13.9                 13.5                 16.0
Interest expense                                       (0.2)                 (6.6)                (2.8)                (5.2)
Provision for income tax                               (5.2)                 (3.1)                (4.3)                (4.5)
Income (loss) from equity investees, net                1.7                   2.0                  1.8                  1.3
                                                  ---------             ---------            ---------            ---------
Net income                                              9.6 %                 6.2 %                8.2 %                7.6 %
                                                  =========             =========            =========            =========

Net Sales

         Net sales for the six months ended June 28, 1997 increased $7.1 million, or 6.1%, to $123.3 million from $116.2 million in 1996. Overall fiber glass sales were up by $6.1 million, or 6.3%, while high performance sales were up by $1.0 million, or 5.0%. Sales of electronic fiber glass increased 4.9%, while sales of composite material fiber glass increased by 10.8% when compared to the first six months in 1996. Higher demand from the aerospace industry accounted for most of the increased sales of composite material fiber glass.

Gross Profit

         Gross profit for the first half of 1997 increased $3.9 million, or 16.6%, to $27.4 million from $23.5 million in 1996. Gross profit as a percentage of net sales improved to 22.3% in 1997 from 20.3% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

SG&A

         Selling, general, and administrative expenses were relatively flat at $7.7 million and $7.8 million, respectively, for the first half of 1997 and 1996. As a percentage of net sales, SG&A expenses decreased to 6.3% in 1997 from 6.7% in 1996.

Operating Income

         As a result of the above factors, operating income for the first half of 1997 increased by $4.0 million to $19.7 million from $15.7 million in 1996. As a percentage of net sales, operating income increased to 16.0% in the first half of 1997 from 13.5% in 1996.

Interest Expense

         Interest expense is not fully comparable to the prior period because of the financing related to the Acquisition of the Company from Springs. Interest expense incurred by the Company in the first half of 1997 was $6.4 million, attributable primarily to interest expense related to the Senior Notes.

Income From Equity Investees, Net

         Income from equity investees, net, decreased by $0.6 million to $1.6 million in the first half of 1997 from $2.2 million in 1996. A decrease in the operating results reported by CS-Interglas primarily caused the decrease in equity income. Weaker demand relative to a year ago in Europe for electronic fiber glass fabric led to the decrease in operating results reported by CS-Interglas. Results reported by Asahi-Schwebel were slightly higher and results for CS-Tech Fab were slightly lower than last year's comparable results.

Net Income

         The significant improvement in operating income ($4.0 million) was more than offset by the increase in interest expense ($3.1 million), higher income tax expense ($0.4 million), and lower income from equity investees, net ($0.6 million), as net income for the first half of 1997 decreased by $0.1 million to $9.4 million from $9.5 million in the first half of 1996.

Liquidity and Capital Resources

         On April 17, 1996, the Company was purchased from Springs for approximately $192.9 million, funded by a combination of equity and debt. Equity of $45.0 million was provided by Vestar/CS-Holding and management investors in exchange for all of the capital stock of the Company. Debt of $160.0 million was used to finance the acquisition. This debt consisted of the following: $110.0 million of Senior Notes, $15.0 million of loans under a Term Loan under the Credit Agreement, and $35.0 million of loans under a Revolving Credit Facility under the Credit Agreement. The required amortization payments remaining under the Term Loan are $0.4 million in 1997, $1.6 million in 1998, $2.1 million in 1999, $2.5 million in 2000, $2.9 in million in 2001 and $1.6 million in 2002. As required by the Credit Agreement, the Company prepaid $2.3 million of the Term Loan in the first quarter of 1997. The Revolving Credit Facility matures in April 2002. Substantially all of the assets of Clark-Schwebel Inc., (the "Operating Company"), are subject to liens in favor of the Credit Agreement lenders. Other than upon a change of control or as a result of certain asset sales, the Operating Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. The Operating Company is required to make semi-annual interest payments on April 15 and October 15 with respect to the Senior Notes. Depending on market conditions and the Company's financial position, the Operating Company may from time to time make open market purchases of Senior Notes. Any such purchases would be subject to the Operating Company satisfying restrictive covenants and financial ratio tests under the Credit Agreement.

Cash provided by operating activities in the first six months of 1997 was $14.6 million, compared with $29.5 million provided in the same period a year ago. The Company spent $3.5 million on capital additions during that period. The Company anticipates capital expenditures will approximate $10.0 million for fiscal 1997. As of June 28, 1997 the Company had cash and cash equivalents of approximately $14.3 million. In addition, the Company had $55.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the quarter with debt, net of cash, of $106.8 million, consisting of $110.0 million in Senior Notes, $11.2 million under the Term Loan, and $14.3 million in cash and cash equivalents.

To meet its liquidity needs, the Company has relied and expects to continue to rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility. The Company believes that cash generated from operations and borrowing resources will be sufficient to fund the Company's cash needs for the foreseeable future.

Recent Developments

         On July 14, 1997, the Company amended the terms of its outstanding participating preferred stock (the "Preferred Stock") by amending and restating its certificate of incorporation (the "Certificate") to allow the Company to redeem such Preferred Stock using one of the following alternatives: (i) on or after August 14, 1997 for 12.5% Senior Debentures due 2007 (the "Senior Debentures") of the Company and up to $5 million in cash (on the terms and subject to the conditions set forth in the Certificate); (ii) on or after August 14, 1997 but prior to July 15, 2002 for cash in an amount equal to 112.5% of the sum of the liquidation value of the Preferred Stock and all accumulated dividends thereon; (iii) after July 15, 2002 for cash in an amount equal to a percentage of the sum of the liquidation value of the Preferred Stock and all accumulated dividends thereon (106.25% for redemptions in the year beginning on July 15, 2002; 104.167% for redemptions in the year beginning on July 15, 2003; 102.083% for redemptions in the year beginning on July 15, 2004; and 100% for redemptions in the year beginning on July 15, 2005 and thereafter); and (iv) upon the consummation of a change of control transaction or a public or private equity offering for cash in an amount equal to 106% of the liquidation value of the Preferred Stock and all accumulated dividends thereon. All accrued but unpaid dividends on the Preferred Stock to the date of redemption and certain consideration (either cash or shares of the Company's Common Stock) for the participation feature of the Preferred Stock will be payable on the date of any such redemption. The Preferred Stock must be redeemed by the Company on July 15, 2007.

If the Company does not exercise one of its redemption options, or until it does, the Company's Certificate provides that dividends will be paid quarterly in cash at the rate of 12.5% to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company chooses not to redeem all of its outstanding Preferred Stock by August 28, 1997, the holders thereof are entitled to certain shelf registration rights.

The Senior Debentures, if issued, would be subject to an indenture containing terms similar to those contained in the indenture governing the Senior Notes and the holders thereof would be entitled to certain registration rights. Interest on the Senior Debentures would be payable in cash semi-annually to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures.

Additionally, on July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company may, subject to certain conditions, pay cash dividends on the Preferred Stock, pay up to $5 million in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures. The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65 million.

Vestar/CS-Holding sold the Preferred Stock on July 14, 1997 and simultaneously purchased 10% of the outstanding Common Stock of the Company from the management investors on a pro rata basis. Upon the consummation of that transaction, all of the Company's outstanding loans to management were repaid in full.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of shareholders of Clark-Schwebel Holdings, Inc. held on July 15, 1997, each of the following was elected as a director of Clark-Schwebel Holdings, Inc. by a vote of 9,000 shares voting in favor and no shares abstaining or withholding their votes: Daniel S. O'Connell, Sander M. Levy, Norman W. Alpert, Arthur J. Nagle, Gerard Seelig, Frank Greenberg, John Howard, Jack P. Schwebel, William D. Bennison , Richard C. Wolfe.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

              Exhibit  3.1 - Amended and Restated Certificate of Incorporation

              Exhibit  3.2 - Amended Bylaws

              Exhibit 10.1 - Registration Rights Agreement

              Exhibit 10.2 - Second Amendment to Credit Agreement

              Exhibit 27   - Financial Data Schedule
                             (electronic filing only)

       (b)    Reports on Form 8-K.

              No report was filed during the quarter ended June 28, 1997 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLARK-SCHWEBEL HOLDINGS, INC.
                                  -------------------------------------------
                                             (Registrant)


Date   August 11, 1997                      /s/  William D. Bennison
      ------------------------    -------------------------------------------
                                    Name:   William D. Bennison
                                    Title:  President

Date   August 11, 1997                       /s/  Donald R. Burnette
      ------------------------    -------------------------------------------
                                    Name:   Donald R. Burnette
                                    Title:  Vice President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX



Exhibit  3.1      Amended and Restated Certificate of Incorporation

Exhibit  3.2      Amended Bylaws

Exhibit 10.1      Registration Rights Agreement

Exhibit 10.2      Second Amendment to Credit Agreement

Exhibit 27        Financial Data Schedule
                  (electronic filing only)