Form 10-Q
period 1997-09-27
CLARK SCHWEBEL HOLDINGS INC
filed 1997-11-07
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.


For the quarterly period ended    September 27, 1997     or
                                  ------------------

     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934


For the transition period from                      to
                               --------------------     ------------------------

Commission file number                   333-4723
                        --------------------------------------------------------

                          CLARK-SCHWEBEL HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                     13-3883016
-------------------------------------------         ----------------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)

2200 South Murray Avenue, Anderson, SC                          29622
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

     Yes  X        No
         ---          ---


As of September 27, 1997, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                     FISCAL QUARTER ENDED SEPTEMBER 27, 1997


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION:

         ITEM 1. Financial Statements:                                     3

                 Consolidated Balance Sheets as of December 28, 1996
                 and September 27, 1997.                                   4

                 Consolidated Statements of Income for the
                 Three and Nine Months ended September 27, 1997 and
                 September 28, 1996.                                       5

                 Consolidated Statements of Cash Flows for the
                 Nine Months ended September 27, 1997
                 and September 28, 1996.                                   6

                 Notes to Condensed and Consolidated
                 Financial Statements.                                     7

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.           13

         ITEM 3. Quantitative and Qualitative Disclosures
                 about Market Risk.                                       23

PART II - OTHER INFORMATION:

         ITEM 6. Exhibits and Reports on Form 8-K.                        24

SIGNATURES                                                                25

EXHIBITS

         Exhibit 4.1 - Indenture dated as of August 14, 1997 between
                       Clark-Schwebel Holdings, Inc. and State Street Bank and Trust Company with respect to 12.5% Senior Debentures due 2007; Incorporated by reference to
                       Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-36491, filed on September 26, 1997.

         Exhibit 27 -  Financial Data Schedule
                       (electronic filing only)

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         (See Pages 4 - 12 - This page is intentionally left blank)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1996 AND SEPTEMBER 27, 1997
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               DECEMBER 28,   SEPTEMBER 27,
                                                                                  1996           1997
                                                                               ------------   -------------
                                                                                (Successor     (Successor
                                                                                  Basis)         Basis)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ...........................................  $  4,064       $  7,904
         Accounts receivable, net ............................................    25,794         25,428
         Inventories, net ....................................................    32,633         36,809
         Other................................................................       592            308
                                                                                 -------        -------
              Total current assets ...........................................    63,083         70,449
                                                                                 -------        -------
PROPERTY, PLANT AND EQUIPMENT ................................................    67,936         70,136
     Accumulated depreciation ................................................    (5,841)       (10,414)
                                                                                 -------        -------
         Property, plant and equipment, net ..................................    62,095         59,722
                                                                                 -------        -------
EQUITY INVESTMENTS ...........................................................    63,426         61,444
GOODWILL .....................................................................    44,333         43,503
OTHER ASSETS .................................................................     6,808          6,182
                                                                                 -------        -------
TOTAL ASSETS .................................................................  $239,745       $241,300
                                                                                 =======        =======
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable ....................................................  $ 21,448       $ 26,763
         Accrued liabilities .................................................    14,338         17,914
         Deferred tax liabilities -- current .................................     2,056          2,056
         Current maturities of long-term debt ................................        51              0
                                                                                 -------        -------
              Total current liabilities ......................................    37,893         46,733
                                                                                 -------        -------
LONG-TERM DEBT ...............................................................   123,440        155,994
DEFERRED TAX LIABILITIES .....................................................    21,458         20,838
LONG-TERM BENEFIT PLANS AND OTHER ............................................     7,121          3,984
COMMITMENTS AND CONTINGENCIES ................................................
                                                                                 -------        -------
TOTAL LIABILITIES ............................................................   189,912        227,549
                                                                                 -------        -------
EQUITY:
    Preferred stock (par value per share - $.01) - 12.5%
      participating, 10,000 shares authorized, 1,000 and 0
      shares issued and outstanding, respectively (see Note 6)................    35,000              0
    Common stock (par value per share - $.01) - 100,000 shares authorized, 9,000 shares issued and outstanding, less
      management loans of $822 and $0, respectively
      (see Note 6) ...........................................................     9,178          9,000
    Retained earnings ........................................................     7,005          8,874
    Cumulative translation adjustment ........................................    (1,350)        (4,123)
                                                                                 -------        -------
              Total equity ...................................................    49,833         13,751
                                                                                 -------        -------
TOTAL LIABILITIES AND EQUITY .................................................  $239,745       $241,300
                                                                                 =======        =======


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED - Dollars in Thousands)



                                         DECEMBER 31,     JUNE 30,      APRIL 18,      JUNE 29,      DECEMBER 29,
                                            1995 -         1996 -         1996 -        1997 -          1996 -
                                           APRIL 17,    SEPTEMBER 28,  SEPTEMBER 28, SEPTEMBER 27,  SEPTEMBER 27,
                                             1996           1996           1996          1997            1997
                                           -------        -------        -------        -------        --------
                                     (Predecessor Basis)                    (Successor Basis)

Net sales ..........................       $68,911        $47,959        $95,289        $57,107        $180,406
Cost of goods sold .................        54,958         38,038         75,782         43,941         139,792
                                           -------        -------        -------        -------        --------
Gross profit .......................        13,953          9,921         19,507         13,166          40,614
Selling, general and administrative
    expenses .......................         4,812          3,427          6,450          4,124          11,851
                                           -------        -------        -------        -------        --------
    Operating income ...............         9,141          6,494         13,057          9,042          28,763

Other income (expense):
    Interest expense ...............          (148)        (3,548)        (6,682)        (3,697)        (10,124)
    Other, net .....................            (5)            54             53              2              (1)
                                           -------        -------        -------        -------        --------
Income before income taxes .........         8,988          3,000          6,428          5,347          18,638
Provision for income tax ...........        (3,595)        (1,308)        (2,779)        (2,220)         (7,695)
Income from equity investees, net ..         1,174            763          1,748          1,203           2,785
                                           -------        -------        -------        -------        --------
Net income .........................       $ 6,567          2,455          5,397          4,330          13,728
                                           =======
Accrued dividends on preferred stock                       (1,115)        (1,988)          (441)         (2,857)
                                                          -------        -------        -------        --------
    Net income applicable to common
    shares .........................                      $ 1,340        $ 3,409        $ 3,889        $ 10,871
                                                          =======        =======        =======        ========

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Dollars In Thousands)


                                                                              DECEMBER 31,                     DECEMBER 29,
                                                                                 1995 -         APRIL 18 -        1996 -
                                                                                APRIL 17,      SEPTEMBER 28,   SEPTEMBER 27,
                                                                                  1996            1996            1997
                                                                              ------------     -------------   -------------
                                                                           (Predecessor Basis)      (Successor Basis)
OPERATING ACTIVITIES:
     Net income ..........................................................      $  6,567       $   5,397       $ 13,728
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of goodwill
        and unearned revenue .............................................         3,526           4,206          6,847
        Amortization of deferred financing cost ..........................             0             388            626
        Deferred tax provision ...........................................         1,404             238           (345)
        Income from equity investments, net ..............................        (1,174)         (1,748)        (2,785)
        Loss on sale of equipment ........................................             0               0             18
        Changes in assets and liabilities, net of
         the effects of the purchase of the company:
             Accounts receivable .........................................         1,832           4,856            366
             Inventories .................................................        (2,883)          5,783         (3,184)
             Prepaid expenses and other ..................................          (187)            785            671
             Accounts payable ............................................          (697)          8,251          5,315
             Accrued liabilities .........................................          (289)          7,888          3,037
        Other ............................................................          (131)            475             17
                                                                                  ------         -------        -------
               Net cash provided by operating
               activities ................................................         7,968          36,519         24,311
                                                                                  ------         -------        -------
INVESTING ACTIVITIES:
     Purchases of equipment ..............................................        (1,603)         (1,162)        (5,929)
     Payment for purchase of Company .....................................             0        (192,895)             0
     Proceeds from sale of equipment .....................................             0               0          1,511
                                                                                  ------         -------        -------
               Net cash used in investing activities......................        (1,603)       (194,057)        (4,418)
                                                                                  ------         -------        -------
FINANCING ACTIVITIES:
     Investment by Springs ...............................................       (10,955)              0              0
     Transfer of assets retained by Springs ..............................         4,461               0              0
     Proceeds from issuance of stock .....................................             0          45,000              0
     Payment of acquisition fees, net ....................................             0         (10,500)             0
     Loans to management investors .......................................             0            (822)             0
     Proceeds from long-term borrowings ..................................             0         160,000         45,994
     Principal payments under long-term debt and
        capital lease obligations ........................................           (29)        (35,596)       (13,491)
     Proceeds from repayment of loans to
        management investors .............................................             0               0            822
     Redemption of preferred stock .......................................             0               0        (35,000)
     Redemption of participation value of preferred
        stock ............................................................             0               0        (10,000)
     Payment of preferred stock dividend .................................             0               0         (5,994)
     Dividends received from ASCO ........................................             0             104          1,616
                                                                                  ------         -------        -------
               Net cash provided by (used in)
               financing activities ......................................        (6,523)        158,186        (16,053)
                                                                                  ------         -------        -------
NET CHANGE IN CASH .......................................................          (158)            648          3,840
CASH, BEGINNING OF PERIOD ................................................           584             426          4,064
                                                                                  ------         -------        -------
CASH, END OF PERIOD ......................................................       $   426        $  1,074       $  7,904
                                                                                  ======         =======        =======
CASH PAID FOR INTEREST ...................................................       $   120        $  1,059       $  6,383
                                                                                  ======         =======        =======
CASH PAID FOR TAXES ......................................................       $     0        $  2,541       $  8,344
                                                                                  ======         =======        =======



                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of September 27, 1997 and for the period from December 29, 1996 to September 27, 1997 of Clark-Schwebel Holdings, Inc., the successor company ("Company"), following the change in ownership (see
Note 2). The Company's primary asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets and liabilities of the Company as of December 28, 1996, and the results of operations for the period of December 31, 1995 to April 17, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership, and the results of operations of Clark-Schwebel Holdings, Inc., the successor company, for the period from April 18, 1996 to September 28, 1996, following the change in ownership. The statements of the Predecessor Company include certain expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs") parent company level.

      SUMMARIZED FINANCIAL INFORMATION---The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. Clark-Schwebel, Inc. is a wholly owned subsidiary of Clark-Schwebel Holdings, Inc. and its separate financial statements are not included or filed separately because management has determined that they would not be material to investors since they are not significantly different from the financial statements of Clark-Schwebel Holdings, Inc. The balance sheet information is as of September 27, 1997 and the income statement information is for the nine months ended September 27, 1997.

                                               1997
                                             --------
                                            (Successor)
Current assets ..................            $ 70,449
Noncurrent assets ...............             170,851
                                             --------
Total assets ....................            $241,300
                                             ========
Current liabilities .............            $ 46,733
Noncurrent liabilities ..........             180,816
Equity ..........................              13,751
                                             --------
Total liabilities and equity ....            $241,300
                                             ========
Net sales .......................            $180,406
Gross profit ....................              40,614
Income from continuing operations              14,112
Net income.......................              14,112
                                             ========

       All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at September 27, 1997 is $60,970, which represents the book value of the foreign equity investments ($57,499) and distributions received in the form of cash from the foreign equity investments ($3,471).

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

         The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:



         Purchase price ................................................         $ 192,895
         Nonfinancing portion of fees and expenses .....................             2,780
         Total purchase price ..........................................           195,675
         Less fair value of net assets acquired ........................          (150,547)
                                                                                 ---------
         Excess of purchase price over fair value of net assets acquired         $  45,128
                                                                                 =========


     The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

         Current  assets .............         $  68,410
         Property, plant and equipment            66,391
         Equity investments ..........            62,314
         Current liabilities .........           (20,282)
         Other liabilities ...........           (26,286)
                                               ---------
         Net assets acquired .........         $ 150,547
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

         Land improvements ...................................... 10 to 20 years
         Buildings and improvements.............................. 20 to 40 years
         Machinery and equipment ................................  3 to 11 years

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


4. LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                                             December 28,     September 27,
                                                                                 1996             1997
                                                                             ------------     -------------
         Senior Notes, payable in 2006, interest at 10.5% ..........          $110,000          $110,000
         Senior Debentures, payable in 2007, interest at 12.5% .....                 0            45,994
         Term Loan payable in quarterly installments; paid
              in July 1997 .........................................            13,440                 0
         Revolving Credit Agreement, due 2002, interest at variable
             rates .................................................                 0                 0
         Capitalized lease obligation payable in equal monthly
             installments of $7, through June 1997 .................                51                 0
                                                                              --------          --------
         Total .....................................................           123,491           155,994
         Less current maturities ...................................               (51)                0
                                                                              --------          --------

         Long-term debt ............................................          $123,440          $155,994
                                                                              ========          ========


       The Senior Notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The Senior Notes are not redeemable at the option of the Company prior to April 15, 2001, except in the event of a public equity offering of the Company, at which time a portion of the Senior Notes would be redeemable.

       The Senior Debentures accrue interest at a fixed rate of 12.5% per annum with interest payable semiannually in arrears on January 15 and July 15 to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures. The Senior Debentures will not be redeemable at the Company's option prior to July 15, 2002, except in the event of a public equity offering of the Company, or a change of control or subsidiary change of control after January 15, 1998.

       On July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company may, subject to certain conditions, pay cash dividends on the Preferred Stock, pay up to $5 million in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures (see Note 6). The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65 million.

       The Company pays a quarterly commitment fee equal to 0.25% on the unused portion of the Revolving Credit Facility which was $65 million at September 27, 1997.

       The Revolving Credit Facility, the Senior Notes, and the Senior Debentures contain certain restrictive covenants which provide limitations on the company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility and Senior Note covenants also require maintenance of certain financial ratios. At September 27, 1997, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other debt is held at the Clark-Schwebel, Inc., operating company level.

       No principal payments are required on any long-term debt in the next five years due to the payment of the term loan in July 1997.


5. INVENTORIES

        Inventories consisted of the following:

                                                                         December 28,     September 27,
                                                                             1996             1997
                                                                          --------          --------
         Finished goods .........................................         $  9,264          $  9,519
         Raw material and supplies ..............................            9,254            14,493
         In process .............................................           15,215            13,937
                                                                          --------          --------
         Total at standard cost (which approximates average cost)           33,733            37,949
         Less LIFO reserve ......................................           (1,100)           (1,140)
                                                                          --------          --------
         Inventories, net .......................................         $ 32,633          $ 36,809
                                                                          ========          ========


6. PREFERRED STOCK REDEMPTION AND ISSUANCE OF SENIOR DEBENTURES

        On July 14, 1997, the Company amended the terms of its outstanding participating preferred stock (the "Preferred Stock") by amending and restating its certificate of incorporation (the "Certificate") to allow the Company to redeem such Preferred Stock. On August 14, 1997 the Company issued $46.0 million in 12.5% Senior Debentures due 2007 (the "Senior Debentures") and paid $5 million in cash in exchange for and redemption of the Preferred Stock. The $51.0 million redemption price was established as follows:

         Book value of Preferred Stock.....................     $35.0
         Accrued Preferred Stock dividends.................       6.0
         Common equity component of Preferred Stock........      10.0
                                                                -----
             Total                                              $51.0
                                                                =====

       Vestar/CS-Holding paid $1.0 million for the common equity component of the Preferred Stock at the time of the Acquisition. The common equity component was purchased for $10.0 million on the redemption date.

       Vestar/CS-Holding sold the Preferred Stock on July 14, 1997 and simultaneously purchased 10% of the outstanding Common Stock of the Company from the management investors on a pro rata basis. Upon the consummation of that transaction, all of the Company's outstanding loans to management were repaid in full.

       The overall net impact of the Preferred Stock redemption and issuance of Senior Debentures was a reduction of equity by $44.2 million, an increase in debt by $46.0 million, a reduction of liabilities by $6.0 million, and a decrease in cash by $4.2 million.


7. SUBSEQUENT EVENT

       On October 1, 1997, the Company purchased an additional 4.3% common equity interest in Asahi-Schwebel Co., Ltd. ("ASCO"). A total of 56,160 additional shares were purchased for $2.7 million, with funds from existing cash and short-term investments. After the completion of this transaction, the Company's ownership percentage in this equity investment increased to 43.3%. ASCO manufactures fiber glass fabric in Japan and has a majority interest in a fiber glass manufacturer located in Taiwan. This equity investment will continue to be accounted for on the equity method of accounting, in accordance with generally accepted accounting principles.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto. The accompanying analysis compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company ("Company"), for the three months ended September 27, 1997 to the three months ended September 28, 1996. The accompanying analysis also compares the results of operations of the Company for the nine months ended September 27, 1997 to the nine months ended September 28, 1996. The results of operations for the nine months ended September 28, 1996 represent the combined results of Fort Mill A Inc., the predecessor company ("Predecessor Company"), for the period of December 31, 1995 through April 17, 1996, and the successor Company for the period of April 18, 1996 through September 28, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the nine-month periods is generally not comparable, and the impact of interest expense on the successor Company is discussed below.

GENERAL

         Third quarter 1997 results reflected improvement in both sales and operating income when compared to the same period in 1996. Sales of both fiber glass and high performance fabrics were up from the same period a year ago. Operating income increased as a result of the overall higher volume, favorable sales mix and lower variable costs achieved through improved operating efficiencies.

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996


NET SALES

         Net sales for the third quarter of 1997 increased $9.1 million, or 19.1%, to $57.1 million from $48.0 million in 1996. Overall fiber glass sales were up by $7.4 million, or 17.8%, while high performance sales were up by $1.7 million, or 27.8%. Sales of electronic fiber glass increased by 31.1%, while sales of composite material fiber glass decreased by 12.5%, when compared to 1996. Electronic fiber glass sales, while at expected levels for the third quarter of 1997, were much higher than a year ago when demand declined due to a temporary inventory correction in the industry supply chain. Composite material fiber glass sales declined primarily due to a reduction in sales volume related to coating and laminating and filtration products. High performance sales in the third quarter of 1997 improved significantly from third quarter 1996 as a result of higher sales to the military ballistics market.

GROSS PROFIT

         Gross profit for the third quarter of 1997 increased $3.2 million, or 32.7%, to $13.2 million from $9.9 million in 1996. Gross profit as a percentage of net sales improved to 23.1% in 1997 from 20.7% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

SG&A

         Selling, general, and administrative expenses for the third quarter of 1997 increased $0.7 million, or 20.3%, to $4.1 million from $3.4 million in 1996. However, as a percentage of net sales, SG&A expenses remained flat at 7.2% for both the third quarters of 1997 and 1996. The increase in SG&A expenses in the third quarter of 1997 compared to 1996 is primarily attributable to fees and expenses related to the transaction in which the Company's preferred stock was redeemed and exchanged for senior debentures, as well as increases in variable SG&A expenses related to increased sales volume.

OPERATING INCOME

         Operating income increased $2.5 million to $9.0 million in the third quarter of 1997 from $6.5 million in the same period a year ago. As a percentage of net sales, operating income was 15.8%, up from 13.5% in 1996. The increases in sales and gross profit led to the increase in operating income.

INTEREST EXPENSE

         Interest expense incurred by the Company increased to $3.7 million for the third quarter of 1997 compared to $3.5 million in 1996. This increase is primarily attributable to the additional $46.0 of indebtedness incurred on August 14, 1997 related to the issuance of the senior debentures.

INCOME FROM EQUITY INVESTEES, NET

         Income from equity investees, net, increased by $0.4 million to $1.2 million from $0.8 million in the third quarter of 1996. Increases in the operating results reported by Asahi-Schwebel and CS-Interglas caused the increase in equity income. CS-Interglas reported stronger demand relative to the third quarter a year ago, while sales volume reported by Asahi-Schwebel continued strong and was also higher than a year ago. Results for CS-Tech Fab were flat compared to last year.

The equity investment balance as of September 27, 1997 decreased by $2.0 million from the December 28, 1996 balance sheet. The decline resulted from a strengthening U.S. dollar relative to the German mark (the functional currency for CS-Interglas) and the Japanese yen (the functional currency for Asahi-Schwebel), net of additional equity income recorded in 1997. In addition, in July 1997, the Company received a dividend distribution from Asahi-Schwebel in the amount of $1.6 million. Neither the change in the equity investment balance related to the strengthening dollar nor the receipt of the dividend had any impact on results of operations in the third quarter or the first nine months of 1997.

NET INCOME

         The $2.5 million increase in operating income reported in the third quarter of 1997 led to a $0.9 million increase in the provision for taxes. After considering the $0.4 million increase in income from equity investees and the small increase in interest expense, the overall net effect was a $1.9 million increase in third quarter net income when compared to the same period last year.

FIRST NINE MONTHS OF 1997 COMPARED TO THE FIRST NINE MONTHS OF 1996

RESULTS OF OPERATIONS

         The following table sets forth for the Company selected income statement data for the periods indicated.

                                                    Period from         Period from        Combined nine          Nine month
                                                    December 31,          April 18-         month period         period ended
                                                       1995-            September 28,     from December 31,   December 29, 1996-
                                                   April 17, 1996           1996           1995-September     September 27, 1997
                                                (Predecessor Basis)   (Successor Basis)       28, 1996         (Successor Basis)
                                                -------------------   -----------------   -----------------   ------------------
                                                                             (Dollars in thousands)
Net sales                                             $68,911              $95,289            $164,200             $180,406
Cost of goods sold                                     54,958               75,782             130,740              139,792
                                                      -------              -------            --------             --------
Gross profit                                           13,953               19,507              33,460               40,614
Selling, general and administrative expenses            4,812                6,450              11,262               11,851
                                                      -------              -------            --------             --------
Operating income                                        9,141               13,057              22,198               28,763
Interest expense                                         (148)              (6,682)             (6,830)             (10,124)
Other income (expense), net                                (5)                  53                  48                   (1)
Provision for income tax                               (3,595)              (2,779)             (6,374)              (7,695)
Income from equity investees, net                       1,174                1,748               2,922                2,785
                                                      -------              -------            --------             --------
Income from continuing operations                     $ 6,567              $ 5,397            $ 11,964             $ 13,728
                                                      =======              =======            ========             ========


PERCENTAGE OF NET SALES

Net sales                                               100.0%               100.0%              100.0%               100.0%
Cost of goods sold                                       79.7                 79.5                79.6                 77.5
                                                      -------              -------            --------             --------
Gross profit                                             20.3                 20.5                20.4                 22.5
Selling, general and administrative expenses             7.0                  6.8                 6.9                  6.6
                                                      -------              -------            --------             --------
Operating income                                         13.3                 13.7                13.5                 15.9
Interest expense                                         (0.2)                (7.0)               (4.1)                (5.6)
Other income (expense), net                               --                   0.1                 --                   --
Provision for income tax                                 (5.2)                (2.9)               (3.9)                (4.2)
Income (loss) from equity investees, net                  1.7                  1.8                 1.8                  1.5
                                                      -------              -------            --------             --------
Income from continuing operations                         9.6%                 5.7%                7.3%                 7.6%
                                                      =======              =======            ========             ========

NET SALES

         Net sales for the nine months ended September 27, 1997 increased $16.2 million, or 9.9%, to $180.4 million from $164.2 million in 1996. Overall fiber glass sales were up by $13.5 million, or 9.8%, while high performance sales were up by $2.7 million, or 10.3%. Sales of electronic fiber glass increased 12.3%, while sales of composite material fiber glass increased by 2.3% when compared to the first nine months in 1996. Electronic fiber glass sales increased compared to 1996 due to the decline in demand experienced in the third quarter of 1996 resulting from a temporary inventory correction in the industry supply chain. Higher demand for light weight fiber glass fabric accounted for most of the increased sales of electronic fiber glass.

GROSS PROFIT

         Gross profit for the first nine months of 1997 increased $7.1 million, or 21.4%, to $40.6 million from $33.5 million in 1996. Gross profit as a percentage of net sales improved to 22.5% in 1997 from 20.4% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

SG&A

         Selling, general, and administrative expenses for the first nine months of 1997 increased $0.6 million, or 5.2%, to $11.9 million from $11.3 million in 1996. This increase is attributable to the increase in SG&A expenses incurred in the third quarter of

1997, as previously noted. However, as a percentage of net sales, SG&A expenses decreased to 6.6% in 1997 from 6.9% in 1996.

OPERATING INCOME

         As a result of the above factors, operating income for the first nine months of 1997 increased by $6.5 million, or 29.6%, to $28.7 million from $22.2 million in 1996. As a percentage of net sales, operating income increased to 15.9% in the first nine months of 1997 from 13.5% in 1996.

INTEREST EXPENSE

         Interest expense is not fully comparable to the prior period because of the financing related to the Acquisition of the Company from Springs. Interest expense incurred by the Company in the first nine months of 1997 was $10.1 million, attributable primarily to interest expense related to the Senior Notes.

INCOME FROM EQUITY INVESTEES, NET

         Income from equity investees, net, decreased by $0.1 million to $2.8 million in the first nine months of 1997 from $2.9 million in 1996. A decrease in the operating results reported by CS-Interglas primarily caused the decrease in equity income. Despite improved operating results in the third quarter of 1997, weaker demand relative to a year ago (particularly in the first quarter of 1997) in Europe for electronic fiber glass fabric led to the decrease in operating results reported by CS-Interglas. Results reported by Asahi-

Schwebel were higher and results for CS-Tech Fab were slightly lower than last year's comparable results.

NET INCOME

         The significant improvement in operating income ($6.5 million) was partially offset by the increase in interest expense ($3.3 million), higher income tax expense ($1.3 million), and lower income from equity investees, net ($0.1 million), as net income for the first nine months of 1997 increased by $1.7 million to $13.7 million from $12.0 million in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

THE ACQUISITION

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

TRANSACTIONS RELATED TO THE PREFERRED STOCK REDEMPTION

         On July 14, 1997, the Company amended the terms of its outstanding participating preferred stock (the "Preferred Stock") by amending and restating its certificate of incorporation to allow the Company to redeem such Preferred Stock. In addition, on July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company may, subject to certain conditions, pay cash dividends on the Preferred Stock, pay up to $5.0 million in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures. The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65.0 million. Vestar/CS-Holding sold the Preferred Stock on July 14, 1997 and simultaneously purchased 10% of the outstanding Common Stock of the Company from the management investors on a pro rata basis. Upon the consummation of that transaction, all of the Company's outstanding loans to management were repaid in full. On August 14, 1997 the Company issued $46.0 million in 12.5% Senior Debentures due 2007 (the "Senior Debentures") and paid $5.0 million in cash in exchange for and redemption of the Preferred Stock and all accrued but unpaid dividends on the Preferred Stock.

The Senior Debentures are subject to an indenture containing terms similar to those contained in the indenture governing the Senior Notes and the holders thereof are entitled to certain registration rights. Interest on the Senior Debentures is payable in cash semi-annually in arrears on January 15 and July 15 to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior

Debentures. The Senior Debentures will not be redeemable at the Company's option prior to July 15, 2002, except in the event of a public equity offering the Company, or a change of control or subsidiary change of control after January 15, 1998.

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

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

         Cash provided by operating activities in the first nine months of 1997 was $24.3 million, compared with $44.5 million provided in the same period a year ago. Despite improved profitability in 1997 compared to 1996, cash provided by operating activities declined because cash generated from working capital was less than the comparable period in 1996. The Company spent $5.9 million on capital additions during the first nine months of 1997. The Company anticipates capital expenditures will approximate $10.0 million for fiscal 1997. As of September 27, 1997 the Company had cash and cash equivalents of approximately $7.9 million. In addition, the Company had $65.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the quarter with debt, net of cash, of $148.1 million, consisting of $110.0 million in Senior Notes, $46.0 in Senior Debentures, and $7.9 million in cash and cash equivalents.

To meet its liquidity needs, the Company has relied and expects to continue to rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility. The Company believes that cash generated from operations and borrowing resources will be sufficient to fund the Company's cash needs for the foreseeable future.

RECENT DEVELOPMENTS

         On October 1, 1997, the Company purchased an additional 4.3% common equity interest in Asahi-Schwebel Co., Ltd. ("ASCO"). A total of 56,160 shares were purchased for $2.7 million, with funds from existing cash and short-term investments. After the completion of this transaction, the Company's ownership percentage in this equity investment increased to 43.3%. ASCO manufactures fiber glass fabric in Japan and has a majority interest in a fiber glass manufacturer located in Taiwan. This equity investment will continue to be accounted for on the equity method of accounting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        Exhibits.

                  Exhibit 4.1 - Indenture dated as of August 14, 1997
                                between Clark-Schwebel Holdings, Inc. and
                                State Street Bank and Trust Company with respect to 12.5% Senior Debentures due 2007; Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-36491, filed on September 26, 1997.

                  Exhibit 27 -  Financial Data Schedule
                                (electronic filing only)

       (b)        Reports on Form 8-K.

                  No report was filed during the quarter ended September 27, 1997 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLARK-SCHWEBEL HOLDINGS, INC.
                                         ---------------------------------------
                                                 (Registrant)


Date  November 7, 1997                   /s/  William D. Bennison
     --------------------                ---------------------------------------
                                         Name:  William D. Bennison
                                         Title:   President

Date  November 7, 1997                   /s/  Donald R. Burnette
     --------------------                ---------------------------------------
                                         Name: Donald R. Burnette
                                         Title:  Vice President and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX


EXHIBIT 4.1 -     Indenture dated as of August 14, 1997 between Clark-Schwebel
                  Holdings, Inc. and State Street Bank and Trust Company with respect to 12.5% Senior Debentures due 2007; Incorporated by reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-4, Registration No. 333-36491, filed on
                  September 26, 1997.


EXHIBIT 27        FINANCIAL DATA SCHEDULE
                  (electronic filing only)