Form 10-K
period 1998-01-03
CLARK SCHWEBEL HOLDINGS INC
filed 1998-03-17
CIK 1015571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended January 3, 1998
                                                         ---------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 to
                               ---------------     -----------------

Commission file number                           333-4723
                       --------------------------------------------------------

                          CLARK-SCHWEBEL HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   13-3883016
-------------------------------------     -------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  2200 South Murray Avenue, Anderson, SC                    29622
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (864) 224-3506
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

  Securities registered pursuant to Section 12(b) of the Act:
       Title of each class          Name of each exchange on which registered
              None
------------------------------   ----------------------------------------------

  Securities registered pursuant to Section 12(g) of the Act:

                                      None
          -----------------------------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X             No
                     -----------            ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

No stock is held by any non-affiliates of the registrant as of January 3, 1998.

As of January 3, 1998, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           FORM 10-K ANNUAL REPORT FOR
                        FISCAL YEAR ENDED JANUARY 3, 1998


                                TABLE OF CONTENTS


                                                                                       PAGE NO.

PART I

         ITEM 1.   Business                                                               4

         ITEM 2.   Properties                                                            11

         ITEM 3.   Legal Proceedings                                                     11

         ITEM 4.   Submission of Matters to a Vote of Security Holders                   11

PART II

         ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
                   Matters                                                               12

         ITEM 6.   Selected Financial Data                                               13

         ITEM 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                                  16

         ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk            24

         ITEM 8.   Financial Statements and Supplementary Data                           25

                   Independent Auditors' Report                                          26

                   Consolidated Balance Sheets as of
                   December 28, 1996 and January 3, 1998.                                28

                   Consolidated Statements of Income for the
                   years ended January 3, 1998, December 28, 1996
                   and December 30, 1995.                                                29

                   Consolidated Statements of Cash Flows for the years
                   ended January 3, 1998, December 28, 1996
                   and December 30, 1995.                                                30

                   Notes to Consolidated Financial Statements.                           31

         ITEM 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                              44

PART III
         ITEM 10. Directors and Executive Officers of the Registrant                    45

         ITEM 11. Executive Compensation                                                46

         ITEM 12. Security Ownership of Certain Beneficial Owners and Management        48

         ITEM 13. Certain Relationships and Related Transactions                        50

PART IV

         ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K      51


SIGNATURES                                                                              54

EXHIBIT INDEX

PART I

ITEM 1.  BUSINESS

GENERAL

       Except where the context indicates otherwise, the term "the Company" refers to the registrant, Clark-Schwebel Holdings, Inc., and its wholly owned subsidiary, Clark-Schwebel, Inc.

       The Company believes it has been a leading manufacturer and marketer of industrial fabrics, including electronics fiber glass fabric, composite materials fiber glass fabric and high performance fabrics, since the founding of the business in 1960. The Company believes it is the largest producer of fiber glass fabrics for use in the growing electronics industry, with an estimated 50% market share in the United States. Fiber glass fabrics are a critical component used in the production of printed circuit boards, which are integral to virtually all advanced electronic products, including computers, telecommunications equipment, advanced cable television equipment, network servers, televisions, automotive equipment and home appliances. The Company's fiber glass fabrics are also used in composite materials to strengthen, insulate and enhance the dimensional stability of hundreds of products in a variety of markets, such as aerospace, coating and laminating, marine and tooling, building insulation and sports equipment. The Company is also a leading manufacturer of high performance fabrics composed of Kevlar(R) and Spectra(R). High performance fabrics composed of Kevlar(R), the most widely used aramid fiber, are used primarily in ballistic protection products, such as vests and helmets worn by state, local and private police forces and the military, and in composite materials for aerospace applications.


ELECTRONICS FIBER GLASS FABRIC

       The Company believes it is a leading producer of electronics fiber glass fabric in the United States. The Company sells fiber glass fabric to manufacturers of high pressure laminates ("HPL") who, in turn, convert fiber glass fabric into rigid and thin core laminates that are sold to manufacturers of single-sided, double-sided and multilayer printed circuit boards. Printed circuit boards require a highly engineered substrate material on which to mount and interconnect semiconductor chips, passive electronic devices and other electronic components. Due to its low cost, high strength, dimensional stability, temperature resistance and electrical insulating properties, fiber glass fabric has proven to be the most effective substrate material used in the manufacture of printed circuit boards. In addition, the Company believes that currently there is no cost-effective substitute material which can satisfy the stringent quality and performance specifications required of fiber glass fabric for HPLs in printed circuit boards. Electronics fiber glass fabric represented 58.9%, 62.9% and 64.7% of the Company's net sales in 1995, 1996 and 1997, respectively.

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


COMPOSITE MATERIALS FIBER GLASS FABRIC

       Fiber glass fabrics are also used in composite materials for the aerospace, coating and laminating, marine and tooling, building insulation and sports equipment markets. Composite materials fiber glass fabric is used in various applications which require combinations of fiber glass' inherent properties, including light weight, strength, temperature and flame resistance, moisture and chemical resistance, and durability. The Company's customers produce composite materials by impregnating fiber glass fabric with thermosetting epoxy and phenolic resin systems. Applications of composite material fiber glass fabric include aircraft components, such as interior paneling systems and passenger overhead storage compartments. Fiber glass fabrics are also used in a wide range of other industrial applications, such as Teflon(R) coated conveyor belts, window shades, movie screens, electrical insulation products, marine construction materials, automotive tooling and roofing materials. Composite materials fiber glass fabric represented 18.5%, 21.3% and 19.4% of the Company's net sales in 1995, 1996, and 1997, respectively.

       The Company's fiber glass fabrics can be found on major airframe programs at The Boeing Company and Airbus Industries. The Company expects increases in commercial aircraft build rates through 1998. The growing global economy and governmental regulations forcing the removal of older, louder, less fuel efficient aircraft are expected to drive demand for new aircraft.


HIGH PERFORMANCE FABRICS

       The Company believes it is a leading producer of high performance fabrics used primarily to make ballistic protection products, such as vests and helmets worn by state, local and private police forces and the military and to reinforce composite materials for aircraft applications. The Company's high performance fabrics possess physical properties such as durability, low weight and high tensile strength. The Company's line of high performance products are manufactured by arranging and finishing aramid and other materials, such as Kevlar(R) and Spectra(R). Wide ranges of fiber types and construction patterns provide broad design potential, allowing the Company to manufacture high performance fabrics to meet stringent customer standards. For instance, the Company manufactures Kevlar(R) fabric, the most widely used aramid fabric, according to ballistic design parameters determined by performance criteria of the end product. The Company sells ballistic protection fabrics designed to capture high mass, relatively low velocity bullets as well as ballistic protection fabrics designed to capture low mass, high velocity fragments. High performance fabrics represented 22.6%, 15.8% and 15.9% of the Company's net sales in 1995, and 1996 and 1997, respectively.


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

                  United States Electronics Market Supply Chain
                                   1997 Sales


               Electronics                            $383 Billion

               Printed Circuit Boards                 $7.9 Billion

               High Pressure Laminates                $1.4 Billion

               Fiber Glass Fabrics                    $308 Million

               Fiber Glass Yarn                       $150 Million

    Sources: PCI Report (December 1997) Henderson Electronic Market Forecast
                     (December 1997) and Company estimates.


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

                  UNITED STATES ELECTRONIC EQUIPMENT PRODUCTION
                              (DOLLARS IN BILLIONS)

                                                                                          Historical CAGR
                                         1993       1994      1995      1996      1997     1993-1997
                                         ----       ----      ----      ----      ----     ---------
Computer office equipment .........    $   91.5  $  106.8  $  125.7  $  143.1  $  153.1      13.7%
Industrial / Instrumentation ......        61.5      67.1      77.5      84.9      93.4      11.0
Communications ....................        40.2      47.9      53.6      59.8      68.0      14.0
Military ..........................        49.0      45.5      44.5      43.7      45.7      (1.7)
Automotive / Consumer .............        18.2      20.9      21.6      22.6      23.2       6.3
                                       --------  --------  --------  --------  --------      ----
Total .............................    $  260.5  $  288.2  $  322.9  $  354.1  $  383.4      10.1%
                                       ========  ========  ========  ========  ========      ====


Source: Henderson Electronic Market Forecast (December 1997 and December 1996)

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

PRODUCT APPLICATIONS

       The Company manufactures approximately 700 products which are used in a broad range of technical, highly engineered product applications as shown below:

                                                           PERCENTAGE
                                                             OF 1997                  PRODUCT
              PRODUCT                   MARKET              NET SALES               APPLICATION
              -------                   ------              ---------               -----------
         Electronics Fiber         High pressure             64.7%        Personal and mainframe computers,
         Glass Fabric              laminates                              printers, cellular telephones,
                                   manufactured for                       automotive electronics, advanced
                                   printed circuit                        cable television equipment,
                                   boards                                 personal communication devices,
                                                                          network servers

         Composite Materials       Aerospace,                19.4%        Commercial aircraft components,
         Fiber Glass Fabric        Coating/                               water skis, electrical cable
                                   Laminating,                            insulation, movie screens, window
                                   Filtration,                            shades, pollution control,
                                   Marine, Tooling,                       reinforced roofing products.
                                   Building

         High Performance          Aerospace,                15.9%        Bullet-resistant vests and helmets,
         Fabrics                   Ballistics                             aircraft interior/exterior
         (Kevlar(R), Spectra(R))                                          components



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

CUSTOMERS

       The Company's customer list includes many leading companies in their respective industry segments. In 1997, the Company sold its products to nearly 500 customers, with the ten largest accounting for approximately 69% of net sales. Sales to two of the Company's customers, Allied-Signal Laminate Systems and Park Electrochemical, each accounted for more than 10% of the Company's 1997 net sales. Sales to the two customers represented as a percentage of net sales 42.3% in 1995, 43.3% in 1996 and 44.6% in 1997, respectively. The Company's top ten customers have been customers for over five years.

       As customers seek to establish closer relationships with suppliers, the Company expects the concentration of its customer base to increase. The Company believes that each of its four largest electronics customers purchased over 50% of its fiber glass fabrics supplies from the Company in 1997. If, for any reason, any of its key customers were to purchase significantly less of the Company's products in the future, such decreased level of purchases could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company markets its products primarily through a direct sales force and distributes its products primarily through the use of common carriers. The Company generally manufactures products according to customer forecasts and regular communications with its customers.


RAW MATERIALS

       The principal materials used in the manufacture of the Company's products are fiber glass, Kevlar(R) and Spectra(R) yarns, PVA sizing and silane binding agents and coating materials. Over the past 37 years, the company has developed close beneficial relationships with the two companies that produce virtually all the fiber glass yarn manufactured in North America, PPG Industries, Inc.
and Owens-Corning. The Company currently purchases substantially all of its fiber glass yarn from these two suppliers. Based on its long-standing relationships with its fiber glass yarn suppliers and the volume of its purchases, the Company believes the conditions under which it purchases fiber glass yarn are favorable. DuPont, the sole manufacturer of Kevlar(R), has provided its Kevlar(R) yarn to the Company for more than 20 years. The Company currently purchases substantially all of its aramid yarn from this one supplier. There are a limited number of manufacturers of fiber glass yarn and aramid yarn. Any disruption in the ability or willingness of the Company's suppliers to deliver fiber glass or aramid yarn to the Company, or any adverse changes to the conditions governing its yarn purchases, could have a material adverse effect on the Company's business, financial condition, and results of operations.

       Through mid-1996, fiber glass yarn was in short supply on a global basis, and the price of fiber glass yarn increased in 1996 at a higher than historical rate. During the latter half of 1996, fiber glass yarn supply became sufficient to meet the Company's requirements and supply should continue to be sufficient for the forseeable future. The Company generally has been able to pass through its raw material price increases to customers.


COMPETITION

       The Company believes it is the market share leader in its targeted fiber glass fabrics markets in the United States, where it competes primarily on the basis of long-term relationships with customers and suppliers, quality, technical support, price and reliability. The Company's major competitor in the fiber glass fabrics market is BGF Industries. Other fiber glass fabrics manufacturers are smaller and generally compete in niche markets. The Company believes it is a market share leader in its targeted high performance markets in the United States, where there are a small number of competitors.


JOINT VENTURES

       The Company has three joint ventures: Clark-Schwebel Tech-Fab Company ("CS Tech-Fab") in the United States, CS-Interglas AG ("CS-Interglas") in Europe and Asahi-Schwebel Co., Ltd. ("Asahi-Schwebel") in Asia.

       CS-Interglas. Through a DM20 million convertible subordinated note and a 24.9% common stock ownership position, the Company effectively has a 42% fully diluted equity interest in CS-Interglas, a publicly held German company. CS-Interglas is the successor corporation to a 1993 combination of the Company's European operations with Interglas. Today, CS-Interglas is Europe's leading manufacturer of fiber glass fabrics with plants in England, Belgium, France and Germany.

       Asahi-Schwebel. The Company owns a 43.3% interest in Asahi-Schwebel, a manufacturer of fiber glass fabrics for the electronics industry headquartered in Japan. Asahi-Schwebel has plant facilities in Japan and a majority interest in a fiber glass fabric manufacturing and finishing plant in Taiwan.

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


EMPLOYEES

       As of February 9, 1998, the Company had 1,331 full time employees, all of whom were located in the United States. Of these employees, 1,241 were engaged in manufacturing and manufacturing related services, and 90 were engaged in sales, marketing and administrative functions. The Company's employees are not represented by labor unions. The Company considers its relationship with its employees to be satisfactory.


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

       Based upon an environmental review conducted by outside consultants in connection with the acquisition of the Company from Springs Industries, the Company believes that it is currently in substantial compliance with all material environmental requirements. However, due to the dynamic nature of these requirements, it is likely that continued compliance will require varying amounts of capital expenditures in future years. The Company does not believe that these capital expenditures will be material in the foreseeable future. Nevertheless, as is the case with manufacturing operations in general, if a release of hazardous substances occurs on or from the Company's properties or any offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition and/or satisfying third party damage claims. The Company has from time to time been the subject of administrative proceedings, litigation or investigations relating to environmental matters. Management does not believe that the Company is currently subject to any environmental proceedings, litigation or investigations which will have a material adverse effect on the Company.


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
                                                                     Fabric, High Performance Fabrics


       In 1995, 1996 and 1997, the Company spent an aggregate of approximately $20.4 million on facilities maintenance, capacity expansion, modernization, and upgrades of equipment. Management believes that substantially all of its property and equipment is in good condition and that, with current capacity substantially full, it has sufficient capacity to meet its current manufacturing needs. Through capacity expansion and productivity improvements, management believes that the Company will meet its projected manufacturing needs. The Company's existing manufacturing facilities have approximately 1.2 million square feet of floor space and are highly automated in their manufacturing processes and equipment. The Company believes that its manufacturing processes and standards comply with applicable environmental and worker safety laws and regulations. Three of the Company's four manufacturing facilities produce a family of closely related products. Management believes that this focused approach to manufacturing allows these facilities to shorten manufacturing time, optimize product flow, and avoid long and costly equipment retooling and employee training time, all of which lead to overall reduced costs.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In conjunction with the preferred stock redemption and issuance of senior debentures, the Company's certificate of incorporation was amended and restated on July 14, 1997. This required a vote of the Company's security holders, and was unanimously approved on July 14, 1997 by written consent of the holders of common stock.

       The information in the paragraphs under the subheading "Preferred Stock Redemption and Issuance of Senior Debentures" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There is no established public trading market for the common stock of Clark-Schwebel Holdings, Inc. There are approximately 20 holders of the common stock of Clark-Schwebel Holdings, Inc.

       The information in the paragraphs under the subheading "Preferred Stock Redemption and Issuance of Senior Debentures" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference. The 12.5% Senior Debentures were issued pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, to qualified institutional buyers as defined in Rule 144A.

ITEM 6.  SELECTED FINANCIAL DATA

       Set forth below are selected historical and other financial data of Fort Mill, the predecessor company, for the fiscal years ended 1993 through 1995. Fort Mill had no other operations other than Clark-Schwebel, Inc. and its sole asset was all of the capital stock of Clark-Schwebel, Inc. The selected historical financial data were derived from the historical balance sheets for 1994 and 1995 and the historical income statements for 1993, 1994 and 1995. The historical income statement for 1995 was audited by Deloitte & Touche LLP. The selected historical consolidated balance sheet data for 1993 was derived from unaudited historical financial statements of Fort Mill. The 1996 selected historical and other financial data represents the results of operations of Fort Mill, the predecessor company, through April 17, 1996, and Clark-Schwebel Holdings, Inc., the successor company, for the period of April 18, 1996 through December 28, 1996. The 1997 selected historical and the other financial data represents the results of operations of Clark-Schwebel Holdings, Inc., the successor company, for the fiscal year of December 29, 1996 through January 3, 1998. Clark-Schwebel Holdings, Inc.'s sole asset is all of the common stock of Clark-Schwebel, Inc., its operating company. The 1996 and 1997 selected historical financial data were derived from 1997 consolidated financial statements which were audited by Arthur Andersen, LLP. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

                                                              (DOLLARS IN MILLIONS)
                                                                    FISCAL YEAR
                                       ---------------------------------------------------------------------------
                                         1993        1994       1995      1996       1996      COMBINED
                                       --------    --------   --------   -------   --------
                                                                     (3.5 MONTHS) (8.5 MONTHS)   1996      1997
                                                                                                 ----      ----
                                                      (PREDECESSOR)             (SUCCESSOR)  (12 MONTHS)(SUCCESSOR)
Net sales ........................     $  163.7    $  189.4   $  231.3   $  68.9   $  152.0   $  220.9   $  240.2
Cost of sales ....................        139.2       160.7      192.0      55.0      118.6      173.6      184.9
                                       --------    --------   --------   -------   --------   --------   --------
Gross profit .....................         24.5        28.7       39.3      13.9       33.4       47.3       55.3
Selling, general and
  administrative expenses ........         15.5        14.4       17.8       4.8       10.4       15.2       16.0
Idle equipment write-off (1) .....         --           1.8       --        --         --         --         --
                                       --------    --------   --------   -------   --------   --------   --------
Operating income .................          9.0        12.5       21.6       9.1       23.0       32.1       39.3
Interest expense .................          0.4         0.4        0.4       0.1       10.1       10.2       15.2
Other, net .......................         --          --         --        --          0.1        0.1        0.1
                                       --------    --------   --------   -------   --------   --------   --------
Income before income taxes .......          8.6        12.0       21.2       9.0       13.0       22.0       24.2
Provision for income taxes .......          3.6         4.9        8.4       3.6        5.5        9.1        9.7
Income (loss) from equity
  investees, net .................         (3.4)        1.2        2.6       1.2        2.6        3.8        4.0
                                       --------    --------   --------   -------   --------   --------   --------
Income (loss) from continuing
  operations .....................          1.6         8.3       15.3       6.6       10.1       16.7       18.5
Discontinued operations (2) ......          0.7         3.0        0.1      --         --         --         --
                                       --------    --------   --------   -------   --------   --------   --------
Net income (loss) ................          2.3        11.3       15.4       6.6       10.1       16.7       18.5
Accrued dividends on
  preferred stock ................         --          --         --        --          3.1        3.1        2.9
                                       --------    --------   --------   -------   --------   --------   --------
Net income (loss) applicable
  to common shares ...............     $    2.3    $   11.3   $   15.4   $   6.6   $    7.0   $   13.6   $   15.6
                                       ========    ========   ========   =======   ========   ========   ========


                                                                       FISCAL YEAR
                                    ---------------------------------------------------------------------------------------
                                      1993        1994            1995       1996         1996       COMBINED
                                      ----        ----            ----       ----         ----       --------
                                                                         (3.5 MONTHS) (8.5 MONTHS)      1996         1997
                                                                                                        ----         ----
                                                       (PREDECESSOR)       (SUCCESSOR)   (12 MONTHS)  (SUCCESSOR)
OTHER DATA:
  EBITDA (3) ...................... $  19.0     $  22.5         $  32.7   $   12.7     $   29.6     $   42.3     $  48.7
  EBITDA, as adjusted (3) .........    19.0        24.3            34.1       12.7         29.6         42.3        48.7
  Depreciation and amortization ...    10.0        10.0            11.1        3.5          7.3         10.8        10.5
  Capital expenditures ............     8.8        11.5             8.4        1.6          2.0          3.6         8.3
  Gross profit as a percentage
    of net sales ..................    15.0%       15.1%           17.0%      20.2%        22.0%        21.4%       23.0%
  EBITDA as a percentage of
    net sales .....................    11.6%       11.9%           14.1%      18.4%        19.5%        19.1%       20.3%
  EBITDA, as adjusted as a
    percentage of net sales .......    11.6%       12.8%           14.7%      18.4%        19.5%        19.1%       20.3%
  Ratio of earnings to fixed
    charges (4) ...................    15.0x       23.2x           45.7x      47.5x         2.0x         2.5x        2.5x
  Net cash provided by
    (used in) (5):
    Operating activities .......... $  17.3     $  16.2         $  18.0   $    8.0     $   40.8     $   48.8     $  21.6
    Investing activities ..........    (8.7)        7.6            (8.4)      (1.6)      (194.9)      (196.5)       (9.5)
    Financing activities ..........    (8.7)      (23.8)           (9.1)      (6.5)       157.7        151.2       (16.0)




                                                                       FISCAL YEAR
                                              ---------------------------------------------------------
                                               1993       1994            1995        1996       1997
                                               ----       ----            ----        ----       ----
                                                     (PREDECESSOR)                (SUCCESSOR) (SUCCESSOR)
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital ......................  $   38.1  $   41.2          $   46.3   $   25.2    $   24.9
    Total assets .........................     186.2     179.6             188.7      240.7       237.7
    Total long-term debt (including current
    portion) .............................       5.9       6.1               6.0      123.5       156.0
    Total stockholders' equity ...........     147.6     137.5             144.0       49.8        18.1


------------
(1) During 1994, the Company recorded a $1.8 million charge against operating income related to the write-off of certain idle manufacturing equipment.

(2) In 1994, the Company sold substantially all of the assets of a subsidiary engaged in a separate line of business. In January 1996, the Company sold its equity investment in a company engaged in a separate line of business. For further discussion, see Note 15 to the Audited Financial Statements.

(3) EBITDA is defined herein as operating income plus depreciation and amortization. EBITDA, as adjusted, is defined herein as operating income plus depreciation, amortization, the non-recurring asset write-off ($1.8 million in 1994) and the provision for a customer bad debt ($1.4 million in
     1995) related to a receivable retained by Springs Industries. EBITDA and EBITDA, as adjusted, includes depreciation and amortization of goodwill and unearned revenue, but excludes amortization of deferred financing cost. EBITDA and EBITDA, as adjusted, do not include any income (loss) from equity investees, net. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA is not a defined term under generally accepted accounting principles ("GAAP") and should not be construed as an alternative to operating income, net income or cash flows from operating activities as determined by GAAP and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA and EBITDA, as adjusted, do not represent available or discretionary funds of the Company.

(4) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income before taxes, earnings (loss) from a 50% owned equity investment, distributed income from the less than 50% owned equity investments and fixed charges. Fixed charges include interest expense, including the interest portion of lease expense, and amortization of bond issue costs.

(5) This cash flow information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS


       The following information should be read in conjunction with Item 6, "Selected Financial Data" and the Financial Statements and the notes thereto included elsewhere in this Form 10-K. The accompanying analysis compares the results of operations of Clark-Schwebel Holdings, Inc., the successor company, on a consolidated basis, for the year ended January 3, 1998 to the results of operations for the year ended December 28, 1996. The year ended January 3, 1998 contains 53 weeks. The accompanying analysis also compares the results of operations for the year ended December 28, 1996 to the results of operations of Fort Mill A Inc., the predecessor company, for the year ended December 30, 1995. The results of operations for the year ended December 28, 1996 represent the combined results of the predecessor company, for the period of December 31, 1995 through April 17, 1996, and the successor company for the period of April 18, 1996 through December 28, 1996, in order to establish comparative periods. No pro forma adjustments were made to the financial statements for purposes of this analysis due to the insignificance of the adjustments on operating income. Interest expense for the periods after April 17, 1996 is not comparable to interest expense for the periods prior to April 17, 1996. The impact of interest expense on the successor company is discussed below.


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

       The Company's financial results have historically been affected by general economic conditions and by conditions affecting the electronics industry in particular. The Company is uncertain how the recent economic events in Asia will affect the domestic electronics industry in the near term. Accordingly, the Company cannot predict the impact of Asian events on its business in 1998. The situation in Asia did not significantly impact the Company's results of operations in the fourth quarter of 1997.

       Fiber glass yarn is the principal raw material used in the production of fiber glass fabric. There are two major suppliers of fiber glass yarn in the United States, and substitutes are not readily available. The Company purchases most of its aramid yarn from one supplier. While shortages in the supply of fiber glass yarn have occurred, the Company has not experienced such a shortage since early 1996 and does not anticipate the occurrence of a shortage in the foreseeable future. The Company generally has been able to pass through yarn price increases to its customers.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

                                                     Period from                                                 Twelve month
                                                     December 31,         Period from       Combined twelve      period from
                                                         1995-               April 18-       month period      December 29, 1996
                                                       April 17,           December 28,    from December 31,      - January 3,
                                                         1996                  1996          1995 - December          1998
                                                  (Predecessor Basis)   (Successor Basis)       28, 1996        (Successor Basis)
                                                  -------------------   -----------------  -----------------   ------------------
                                                                                 (Dollars in thousands)
NET SALES                                           $          68,911   $         152,003  $         220,914   $          240,204
Cost of goods sold                                             54,958             118,605            173,563              184,901
                                                  -------------------   -----------------  -----------------   ------------------
Gross profit                                                   13,953              33,398             47,351               55,303
Selling, general and a
  administrative expenses                                       4,812              10,418             15,230               15,987
                                                  -------------------   -----------------  -----------------   ------------------
Operating income                                                9,141              22,980             32,121               39,316
Interest expense                                                 (148)            (10,061)           (10,209)             (15,176)
Other income (expense), net                                        (5)                 50                 45                   35
Provision for income tax                                       (3,595)             (5,460)            (9,055)              (9,657)
Income from equity investees, net                               1,174               2,633              3,807                3,997
                                                  -------------------   -----------------  -----------------   ------------------
Income from continuing operations                 $             6,587   $          10,142  $          16,709   $           18,515
                                                  ===================   =================  =================   ==================

PERCENTAGE OF NET SALES

Net sales                                                       100.0 %             100.0 %            100.0 %              100.0 %
Cost of Goods Sold                                               79.7                78.0               78.6                 77.0
                                                  -------------------   -----------------  -----------------   ------------------
Gross profit                                                     20.3                22.0               21.4                 23.0
Selling, general and administrative expenses                      7.0                 6.9                6.9                  6.7
                                                  -------------------   -----------------  -----------------   ------------------
Operating income                                                 13.3                15.1               14.5                 16.3
Interest expense                                                 (0.2)               (6.6)              (4.6)                (6.3)
Other income (expense), net                                        -                   -                  -                    -
Provision for income tax                                         (5.2)               (3.6)              (4.1)                (4.0)
Income (loss) from equity investees, net                          1.7                 1.7                1.7                  1.7
                                                  -------------------   -----------------  -----------------   ------------------
Income from continuing operations                                 9.6 %               6.7 %              7.5 %                7.7 %
                                                  ===================   =================  =================   ==================



       Net Sales. Net sales for 1997 increased by $19.3 million, or 8.7%, to $240.2 million from $220.9 million in 1996. Sales of electronics fiber glass increased by 11.9%, while composite materials fiber glass sales declined by 1.2%, resulting in an increase in overall fiber glass sales of $16.0 million, or 8.6%. Electronic fiber glass sales increased compared to 1996 primarily as a result of the temporary inventory correction in the industry supply chain that occurred during the third quarter of 1996. Composite material fiber glass sales declined primarily due to a reduction in sales volume related to coating and laminating and filtration products, which more than offset improved sales to the aerospace industry. High performance fabric sales increased $3.3 million, or 9.5%, primarily due to increased sales of military ballistic and aerospace products.

       Gross Profit. Gross profit for 1997 increased $7.9 million, or 16.8%, to $55.3 million from $47.4 million in 1996. Gross profit as a percentage of sales improved to 23.0% in 1997 from 21.4% in 1996. The improvement in gross profit resulted primarily from higher sales in 1997 compared to 1996, a shift in sales mix weighted more towards higher margin fiber glass fabrics, and the favorable impact of improved manufacturing efficiencies.

       SG&A. Selling, general, and administrative expenses for 1997 increased by $0.8 million, or 4.9%, to $16.0 million from $15.2 million in 1996. As a percentage of net sales, SG&A decreased to 6.7% in 1997 from 6.9% in 1996. The increase in such expenses resulted primarily from higher freight costs related to additional volume and higher goodwill amortization, which reflects a full year of expense in 1997, compared to 8.5 months in 1996, due to the Acquisition. In addition, legal and consulting fees increased in 1997, primarily due to the transactions related to the preferred stock redemption.

       Operating Income. Operating income for 1997 increased $7.2 million, or 22.4% to $39.3 million from $32.1 million in 1996. As a percentage of net sales, operating income increased to 16.4% in 1997 from 14.5% in 1996 due primarily to the increases in sales and gross profit.

       Interest Expense. Interest expense incurred by the Company increased to $15.2 million in 1997 compared to $10.2 million in 1996. Interest expense in 1997 is not fully comparable to 1996 due to the financing related to the Acquisition effective April 17, 1996 and the issuance of the Senior Debentures effective August 14, 1997.

       Income From Equity Investees, Net. Income from equity investees, net, for 1997 increased $0.2 million, or 5.0%, to $4.0 million from $3.8 million in 1996. This improvement resulted primarily from higher net income reported by Asahi-Schwebel, which was partially offset by a decline in the net income reported by CS-Interglas. Asahi-Schwebel's results were favorably impacted primarily by the strength of sales in Japan and Taiwan, driven by improved pricing and a strong dollar. Additionally, a recently completed modernization project at Asahi-Schwebel's 51% owned subsidiary, Asahi-Schwebel (Taiwan) Co., Ltd., has led to improved manufacturing efficiencies and higher profits being reported by this facility. Also, the results of operations of Taiwan were included with the results of Asahi-Schwebel for twelve months in 1997 compared to only nine months in 1996, effective with the acquisition on April 1, 1996. The recent economic events in Asia have not significantly impacted the operating results of Asahi-Schwebel or Taiwan, and the Company is uncertain as to how Asian events will effect the results of these companies in the future. CS-Interglas operating results declined compared to last year, due primarily to softening demand relative to a year ago in Europe for electronic fiber glass fabric. The softening demand was experienced primarily in the first quarter of 1997, but returned to expected levels later in 1997. In addition, effective December 31, 1996, the interest rate on the CS-Interglas Convertible Notes held by the Company declined from 8% to 5%, which resulted in a decline in interest income included in income from equity investees, net. CS-Tech Fab results in 1997 were slightly higher than those experienced in 1996.

The equity investment as of January 3, 1998 increased by $2.0 million from the December 28, 1996 balance sheet. The increase resulted from the purchase of an additional 4.3% common equity interest in Asahi-Schwebel in October 1997, and additional equity income recorded in 1997. However, these increases were partially offset by a decline that resulted from a strengthening U.S. dollar relative to the German mark (the functional currency for CS-Interglas) and the Japanese yen (the functional currency for Asahi-Schwebel), and a $1.6 million dividend distribution received by the Company from Asahi-Schwebel in July 1997.

       Income From Continuing Operations. Income from continuing operations for 1997 increased $1.8 million, or 10.8%, to $18.5 million from $16.7 million in 1996. The significant improvement in operating income was partially offset by the increase in interest expense and a higher provision for income tax. This impact, combined with the increase in income from equity investees, net, accounted for the increase in income from continuing operations.


1996 COMPARED TO 1995


                                                   Twelve month            Period from
                                                   period from             December 31,          Period from       Combined twelve
                                                   January 1 -                1995               April 18 -         month period
                                                   December 30,             April 17,            December 28,     from December 31,
                                                      1995                    1996                   1996         1995 - December
                                                (Predecessor Basis)     (Predecessor Basis)    (Successor Basis)       28, 1996
                                                -------------------     -------------------    -----------------  -----------------
                                                                                (Dollars in thousands)
Net sales                                       $           231,306     $            68,911    $        152,003   $         220,914
Cost of goods sold                                          191,978                  54,958             118,605             173,563
                                                --------------------    --------------------   -----------------  ------------------
Gross profit                                                 39,328                  13,953              33,398              47,351
Selling, general and administrative expenses                 17,750                   4,812              10,418              15,230
                                                --------------------    --------------------   -----------------  ------------------
Operating income                                             21,578                   9,141              22,980              32,121
Interest expense                                               (401)                   (148)            (10,061)            (10,209)
Other income (expense), net                                      12                      (5)                 50                  45
Provision for income tax                                     (8,444)                 (3,595)             (5,460)             (9,055)
Income from equity investees, net                             2,553                   1,174               2,633               3,807
                                                --------------------    --------------------   -----------------  ------------------
Income from continuing operations               $            15,298     $             6,567    $         10,142   $          16,709
                                                ====================    ====================   =================  ==================

PERCENTAGE OF NET SALES

Net sales                                                     100.0%                  100.0%              100.0%              100.0%
Cost of Goods Sold                                             83.0                    79.7                78.0                78.6
                                                --------------------    --------------------   -----------------  ------------------
Gross profit                                                   17.0                    20.3                22.0                21.4
Selling, general and administrative expenses                    7.7                     7.0                 6.9                 6.9
                                                --------------------    --------------------   -----------------  ------------------
Operating income                                                9.3                    13.3                15.1                14.5
Interest expense                                               (0.2)                   (0.2)               (6.6)               (4.6)
Other income (expense), net                                       -                       -                   -                   -
Provision for income tax                                       (3.6)                   (5.2)               (3.6)               (4.1)
Income (loss) from equity investees, net                        1.1                     1.7                 1.7                 1.7
                                                --------------------    --------------------   -----------------  ------------------
Income from continuing operations                               6.6%                    9.6%                6.7%                7.5%
                                                ====================    ====================   =================  ==================

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

       Interest Expense. Interest expense is not comparable to prior periods as a result of the financing related to the Acquisition. Interest expense for the successor company was $10.2 million, for the period of April 18, 1996 to December 28, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

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

Pursuant to an Agreement and Plan of Merger, dated February 24, 1996, as amended (the "Merger Agreement"), among Vestar/CS Holding Company, L.L.C. ("Vestar/CS Holding"), Clark-S Acquisition, Springs Industries, Inc. ("Springs Industries") and Fort Mill, Clark-S Acquisition purchased all of the issued and outstanding capital stock of Fort Mill from Springs Industries. Concurrently with the consummation of the Acquisition, Clark-S Acquisition merged into Fort Mill, with Fort Mill as the surviving corporation, and CS Finance Corporation of Delaware merged into Clark-Schwebel, Inc. with Clark-Schwebel, Inc. as the surviving corporation. On the day following the Closing, Fort Mill merged (the "Merger") into Clark-Schwebel, Inc., and since that merger, Clark-Schwebel Holdings, Inc.'s primary asset has been the capital stock of Clark-Schwebel, Inc. Clark-Schwebel, Inc. had been incorporated as a Delaware corporation in 1994.

       The consideration for the Acquisition was $192.9 million in cash. In order to finance the Acquisition, including the payment of related fees and expenses: (i) Vestar/CS Holding and certain key members of management and their lineal descendants (the "Management Investors") made an equity contribution of $45.0 million in exchange for all of the capital stock of Clark-Schwebel Holdings, Inc.; (ii) Clark-S Acquisition consummated an offering of $110.0 million in Senior Notes (the "Senior Notes"); and (iii) Clark-S Acquisition entered into a Credit Agreement (the "Credit Agreement") providing for borrowings of up to $70.0 million ($35.0 million of which was drawn at Closing under a revolving credit facility (the "Revolving Credit Facility") and $15.0 million of which was drawn at Closing under a term loan (the "Term Loan")). Clark-Schwebel Holdings, Inc. guaranteed the indebtedness under the Senior Notes and the Credit Agreement. As a result of these transactions, the obligations of Clark-S Acquisition with respect to the Senior Notes and the Credit Agreement were assumed by the Company. On August 5, 1996, the Company consummated the exchange of $110 million principal amount of Senior Notes registered under the Securities Act of 1933, as amended, for the $110 million principal amount of Senior Notes issued in connection with the Acquisition.


PREFERRED STOCK REDEMPTION AND ISSUANCE OF SENIOR DEBENTURES

       On July 14, 1997, the Company amended the terms of its outstanding participating preferred stock (the "Preferred Stock") by amending and restating its certificate of incorporation to allow the Company to redeem such Preferred Stock in exchange for 12.5% Senior Debentures and up to $5.0 million in cash.

       In addition, on July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company could, subject to certain conditions, pay up to $5.0 million in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures. The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65.0 million.

       Vestar/CS-Holding sold the Preferred Stock on July 14, 1997 and simultaneously purchased 10% of the outstanding Common Stock of the Company from the management investors on a pro rata basis. Upon the consummation of that transaction, all of the Company's outstanding loans to management were repaid in full.

       On August 14, 1997, the Company issued $46.0 million in 12.5% Senior Debentures due 2007 (the "Senior Debentures") and paid $5.0 million in cash in exchange for and redemption of the Preferred Stock and all accrued but unpaid dividends on the Preferred Stock. On January 6, 1998 the Company consummated the exchange of $46.0 million of Senior Debentures registered under the Securities Act of 1933, as amended, for the $46.0 million of Senior Debentures which had been issued in August 1997.


DESCRIPTION OF INDEBTEDNESS

       With the prepayment of the Term Loan under the Credit Agreement, the Company had the following debt at January 3, 1998: a $65.0 million Revolving Credit Facility under the Credit Agreement, none of which was drawn at year end, $110.0 million in Senior Notes, and $46.0 million in Senior Debentures. The Revolving Credit Facility is available for working capital and general corporate purposes and matures in April 2002. Substantially all of the assets of Clark-Schwebel, Inc. (the "Operating Company") are subject to liens in favor of the Credit Agreement lenders. The interest rate per annum is variable and based upon (i) a Base Rate (defined in the Credit Agreement) or

(ii) LIBOR plus a margin which varies based upon the Company's financial performance. The margin over LIBOR at January 3, 1998 was 0.875%.

       The Senior Notes bear interest at a rate of 10.5% per annum, payable semi-annually on April 15 and October 15 of each year. Other than upon a change of control or as a result of certain assets sales, the Operating Company will not be required to make any principal payments in respect of the Senior Notes until maturity in April 2006. Holdings unconditionally and irrevocably guarantees the Senior Notes, which are the obligation of the Operating Company. Depending on market conditions and the Company's financial position, the Operating Company may from time to time make open market purchases of the Senior Notes.

       The Senior Debentures bear interest at a rate of 12.5% per annum, payable semi-annually on January 15 and July 15 to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures. The Senior Debentures will not be redeemable at the Company's option prior to July 15, 2002, except in the event of a public equity offering, or a change of control or subsidiary change of control after January 15, 1998. The Senior Debentures are subordinated to borrowings under the Credit Agreement and to the Senior Notes.

       The Company's ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Credit Agreement and the indentures governing the Senior Notes and Senior Debentures. Additionally, such terms provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers and consolidations. The Credit Facility also requires the maintenance of certain financial ratios. At January 3, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other debt is incurred at the Operating Company level.

       All assets of Clark-Schwebel, Inc. represent restricted net assets under the Credit Agreement with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount (in thousands) of unrestricted net assets at January 3, 1998 is $62,257, which represents the book value of the foreign equity investments ($61,254) and distributions received in the form of cash from the foreign equity investments ($1,003).


PURCHASE OF ADDITIONAL EQUITY INVESTMENT IN ASAHI-SCHWEBEL CO., LTD.

       On October 1, 1997, the Company purchased an additional 4.3% common equity interest in Asahi-Schwebel Co., Ltd. ("ASCO"), raising its ownership interest from 39% to 43.3%. ASCO manufactures fiber glass fabric in Japan and has a majority interest in a fiber glass manufacturer located in Taiwan. This equity investment will continue to be accounted for on the equity method of accounting.


1997 COMPARED TO 1996

       Cash provided by operating activities in 1997 was $21.6 million, compared with $40.8 million provided in 1996. Cash provided by operating activities declined due to an increase in working capital in 1997 while, in 1996, significant cash was generated through reductions in working capital. Despite the decline, cash provided from operating activities in 1997 allowed the Company to increase capital expenditures from 1996, prepay and eliminate the Term Loan, pay $5.0 million in connection with the Preferred Stock Redemption and make an additional investment in ASCO. The Company spent $8.3 million on capital additions in 1997, compared to $3.6 million in 1996. The Company typically makes capital expenditures to enhance capacity and improve manufacturing facilities and processing equipment. The Company anticipates that capital spending in 1998 will approximate the same levels experienced in 1997. As of January 3, 1998, the Company had cash and cash equivalents of approximately $0.1 million. In addition, the Company had $65.0 million of undrawn availability under the Revolving Credit Facility.

The Company ended the year with debt, net of cash, of $155.9 million, consisting of $110.0 million in Senior Notes, $46.0 in Senior Debentures, and $0.1 million in cash and cash equivalents.

       To meet its liquidity needs, the Company has relied and expects to continue to rely on internally generated funds and, to the extent necessary, on undrawn commitments available under the Revolving Credit Facility. The Company believes that cash generated from operations and borrowing resources will be sufficient to fund the Company's cash needs for the foreseeable future.


IMPACT OF YEAR 2000

       Management has initiated a plan to prepare the Company's computer systems and applications for the year 2000. At January 3, 1998, the Company had made substantial progress in programming its business systems for year 2000 compliance. Management estimates that all computer systems and applications will be year 2000 compliant prior to that date. The Company expects to incur primarily internal staff costs related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $1.7 million over the next three years. This estimate includes the cost to purchase and install two software systems to replace systems which are currently not year 2000 compliant.


JOINT VENTURES

       The Company accounts for its three joint venture interests using the equity method of accounting. Accordingly, the Company's operating income excludes net income (loss) from such interests. Historically, each of the three joint venture interests has been wholly self-supporting and received no contributions from the Company. See Item 1, "Business--Joint Ventures."


ACCOUNTING STANDARDS

       A summary of the Company's significant accounting policies is included in
Note 4 to the footnotes of the Audited Financial Statements for the fiscal year ended January 3, 1998, enclosed in this Form 10-K.


CERTAIN RELEVANT FACTORS

       Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, forward looking statements, such as earnings projections, are protected from liability as long as they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from projected results. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

- A moderating growth rate or reduction in sales of electronics products, which incorporate a significant percentage of the Company's products, could materially affect operating results. The electronics industry is cyclical and has experienced recurring downturns. A future downturn could reduce demand for, and prices of, materials used in electronics products, including those manufactured by the Company. For example, the recent economic turmoil in Asia could potentially result in a decline in electronics industry growth rates, which could impact the future operating results of the Company.

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

- Virtually all fiber glass yarn manufactured in North America is produced by two suppliers, and substitutes are not readily available. The Company purchases substantially all of its fiber glass yarn from these two suppliers. The Company purchases most of its aramid yarn from one supplier. Any disruption in the ability or willingness of the Company's suppliers to deliver fiber glass or aramid yarns to the Company could have a material adverse effect on the Company's business, financial condition, and results of operations. During 1995 and through mid-1996, the Company experienced a fiber glass yarn shortage which limited the Company's ability to expand production of fiber glass fabrics. The Company has not experienced such a shortage since mid-1996, and does not anticipate the occurrence of a shortage in the foreseeable future. Additionally, due in part to the fiber glass yarn shortage, the price of fiber glass yarn increased at a higher than historical rate in 1996 and 1997. While the Company generally has been able to pass through increases in the cost of fiber glass yarn, the inability of the Company to do so in the future could have a material adverse effect on the Company's business, financial condition, and results of operations.

- The Company's customer base is concentrated. In 1997, sales to two of the Company's customers each accounted for more than 10% of the Company's net sales, and sales to the Company's top ten customers accounted for approximately 70% of net sales. As customers seek to establish closer relationships with their suppliers, the Company expects its customer base to continue to become more concentrated. If, for any reason, any of its key customers were to purchase significantly less of the Company's products in the future, such decreased level of purchases could have a material adverse effect on the Company's business, financial condition, and results of operations.

- The Company could face an increasingly competitive market place in electronics fiber glass fabric resulting from expected capacity growth in fiber glass yarn and woven fiber glass both domestically and world wide.

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



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (See Pages 26 - 43 - This page is intentionally left blank).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Clark-Schwebel Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Clark-Schwebel Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1996, and January 3, 1998, and the related consolidated statements of income and cash flows for each of the two periods in the year ending December 28, 1996, and the fiscal year ending January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark-Schwebel Holdings, Inc. and subsidiaries as of December 28, 1996, and January 3, 1998, and the results of their operations and their cash flows for each of the two periods in the year ended December 28, 1996, and the fiscal year ending January 3, 1998, in conformity with generally accepted accounting principles.


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





Arthur Andersen LLP





Columbia, South Carolina,
    February 12, 1998.

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying statements of income and cash flows of Fort Mill A Inc. (the "Predecessor") (a wholly owned subsidiary of Springs Industries, Inc.) for the fiscal year ended December 30, 1995. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Fort Mill A Inc. for the fiscal year ended December 30, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 9, 1996
(February 24, 1996 as to Note 2)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 28, 1996 AND JANUARY 3, 1998
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  DECEMBER 28,     JANUARY 3,
                                                                     1996              1998
                                                                     ----              ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .............................       $   4,064         $     147
    Accounts receivable, ..................................          25,794            28,527
    Inventories, net ......................................          33,625            34,897
    Other .................................................             592               235
                                                                  ---------         ---------
        Total current assets ..............................          64,075            63,806
                                                                  ---------         ---------

PROPERTY, PLANT AND EQUIPMENT .............................          67,936            72,133
  Accumulated depreciation ................................          (5,841)          (12,540)
                                                                  ---------         ---------
    Property, plant and equipment, net ....................          62,095            59,593
                                                                  ---------         ---------

EQUITY INVESTMENTS ........................................          63,426            65,411
GOODWILL ..................................................          44,333            43,205
OTHER ASSETS ..............................................           6,808             5,702
                                                                  ---------         ---------
TOTAL ASSETS ..............................................       $ 240,737         $ 237,717
                                                                  =========         =========


LIABILITIES  AND  EQUITY
CURRENT LIABILITIES:
    Accounts payable ......................................       $  21,448         $  19,806
    Accrued liabilities ...................................          15,330            16,706
    Deferred tax liabilities -- current ...................           2,056             2,370
    Current maturities of long-term debt ..................              51                 0
                                                                  ---------         ---------
       Total current liabilities ..........................          38,885            38,882
LONG-TERM DEBT ............................................         123,440           155,994
DEFERRED TAX LIABILITIES ..................................          21,458            20,575
LONG-TERM BENEFIT PLANS AND OTHER .........................           7,121             4,139
COMMITMENTS AND CONTINGENCIES
                                                                  ---------         ---------
TOTAL LIABILITIES .........................................         190,904           219,590
                                                                  ---------         ---------

EQUITY:
    Preferred stock (par value per share - $.01) - 12.5%
    participating, 10,000 shares authorized, 1,000 and 0
    shares issued and outstanding, respectively ...........          35,000                 0
    Common stock (par value per share - $.01) - 100,000
    shares authorized, 9,000 shares issued and outstanding,
    less management loans of $822 and $0, respectively ....           9,178             9,000
    Retained earnings .....................................           7,005            13,664
    Cumulative translation adjustment .....................          (1,350)           (4,537)
                                                                  ---------         ---------
        Total equity ......................................          49,833            18,127
                                                                  ---------         ---------
TOTAL LIABILITIES AND EQUITY ..............................       $ 240,737         $ 237,717
                                                                  =========         =========


              See notes to consolidated financial statements

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,                        DECEMBER 29,
                                                                         1995 -          APRIL 18 -           1996 -
                                                                        APRIL 17,       DECEMBER 28,        JANUARY 3,
                                                        1995              1996              1996               1998
                                                      ---------      --------------     -----------       -------------
                                                          (PREDECESSOR BASIS)                 (SUCCESSOR BASIS)

Net ..........................................        $ 231,306         $  68,911         $ 152,003         $ 240,204
Cost of goods sold ...........................          191,978            54,958           118,605           184,901
                                                      ---------         ---------         ---------         ---------
Gross profit .................................           39,328            13,953            33,398            55,303
Selling, general and administrative
   expenses ..................................           17,750             4,812            10,418            15,987
                                                      ---------         ---------         ---------         ---------
   Operating income ..........................           21,578             9,141            22,980            39,316

Other income (expense):
   Interest expense ..........................             (401)             (148)          (10,061)          (15,176)
   Other, net ................................               12                (5)               50                35
                                                      ---------         ---------         ---------         ---------
Income before income taxes ...................           21,189             8,988            12,969            24,175
Provision for income tax .....................           (8,444)           (3,595)           (5,460)           (9,657)
Income from equity investees, net ............            2,553             1,174             2,633             3,997
                                                      ---------         ---------         ---------         ---------
Income from continuing operations ............           15,298             6,567            10,142            18,515
Discontinued operations:
    Income from discontinued operations, net .              111                 0                 0                 0
                                                      ---------         ---------         ---------         ---------
Net income ...................................        $  15,409         $   6,567            10,142            18,515
Accrued dividends on preferred stock .........        =========         =========            (3,137)           (2,856)
                                                                                          ---------         ---------
    Net income applicable to common shares ...                                            $   7,005         $  15,659
                                                                                          =========         =========


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 30, 1995, DECEMBER 28, 1996 AND JANUARY 3, 1998
                             (DOLLARS IN THOUSANDS)



                                                                                   DECEMBER 31,                        DECEMBER 29,
                                                                                      1995 -         APRIL 18 -           1996 -
                                                                                    APRIL 17,        DECEMBER 28,       JANUARY 3,
                                                                      1995             1996             1996               1998
                                                                   ----------     -------------      ------------      ------------
                                                                       (PREDECESSOR BASIS)                   (SUCCESSOR BASIS)

OPERATING ACTIVITIES:
    Net income ................................................    $  15,409         $   6,567         $  10,142         $  18,515
    Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization of goodwill
         and unearned revenue .................................       11,128             3,526             6,683             9,385
         Amortization of deferred financing cost ..............            0                 0               601             1,106
         Deferred tax .........................................          176             1,404            (1,128)           (1,369)
         Income from equity investments, ......................       (2,553)           (1,174)           (2,633)           (3,997)
         Income from discontinued operations, net .............         (111)                0                 0                 0
         Loss on sale of equipment ............................            0                 0                 0                42
         Changes in assets and liabilities, net of the
           effects of the purchase of the company:
            Accounts receivable ...............................       (8,244)            1,832             3,811            (2,733)
            Inventories .......................................       (2,931)           (2,883)            3,323            (1,272)
            Prepaid expenses and other ........................        1,465              (187)            1,399               890
            Accounts payable ..................................        3,181              (697)           14,011            (1,642)
            Accrued liabilities ...............................          367              (289)            5,076             2,377
         Other ................................................          124              (131)             (455)              342
                                                                   ---------         ---------         ---------         ---------
             Net cash provided by operating activities ........       18,011             7,968            40,830            21,644
                                                                   ---------         ---------         ---------         ---------
INVESTING ACTIVITIES:
    Purchases of equipment and other assets ...................       (8,429)           (1,603)           (2,035)          (11,019)
    Proceeds from sale of assets ..............................           42                 0                 0             1,511
    Payment for purchase of company ...........................            0                 0          (192,895)                0
                                                                   ---------         ---------         ---------         ---------
             Net cash used in investing activities ............       (8,387)           (1,603)         (194,930)           (9,508)
                                                                   ---------         ---------         ---------         ---------
FINANCING  ACTIVITIES:
    Investment by Springs .....................................       (8,982)          (10,955)                0                 0
    Transfer of assets retained by Springs ....................            0             4,461                 0                 0
    Proceeds from issuance of stock ...........................            0                 0            45,000                 0
    Payment of acquisition fees, net ..........................            0                 0           (10,128)                0
    Loans to management investors .............................            0                 0              (822)                0
    Proceeds from long-term borrowings ........................            0                 0           160,000            45,994
    Principal payments under long-term debt and
    capital lease obligations .................................          (87)              (29)          (36,616)          (13,491)
    Redemption of preferred stock, net ........................            0                 0                 0           (50,172)
    Dividends received from ASCO ..............................            0                 0               304             1,616
                                                                   ---------         ---------         ---------         ---------
             Net cash provided by (used in)
             financing activities .............................       (9,069)           (6,523)          157,738           (16,053)
                                                                   ---------         ---------         ---------         ---------
NET CHANGE IN CASH ............................................          555              (158)            3,638            (3,917)
CASH, BEGINNING OF PERIOD/YEAR ................................           29               584               426             4,064
                                                                   ---------         ---------         ---------         ---------
CASH, END OF PERIOD/YEAR ......................................    $     584         $     426         $   4,064         $     147
                                                                   =========         =========         =========         =========
CASH PAID FOR INTEREST ........................................    $     401         $     120         $   7,081         $  12,263
                                                                   =========         =========         =========         =========
CASH PAID FOR TAXES ...........................................    $       0         $       0         $   7,546         $  10,488
                                                                   =========         =========         =========         =========





                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the assets, liabilities and results of operations of Clark-Schwebel Holdings, Inc. the successor company ("Company"), following the change in ownership (See Note 2), for the following periods: as of and for the period ended January 3, 1998, and as of December 28, 1996 and for the period from April 18, 1996 to December 28, 1996. The Company's primary asset is the capital stock of Clark-Schwebel, Inc. its operating company. The statements also include the assets, liabilities, and results of operations as of and for the period ended December 30, 1995, and for the period from December 31, 1995 to April 17, 1996 of Fort Mill A Inc., the predecessor company ("Predecessor Company"), prior to the change in ownership. The statements of the Predecessor Company include certain liabilities and expenses that historically were accounted for only at the Springs Industries, Inc. ("Springs") - parent company level. The financial statements of the Predecessor Company and Successor Company are not comparable in certain respects due to differences between the costs bases of certain assets and liabilities and the impact of interest expense on the Successor Company (see Note 2).

      SUMMARIZED FINANCIAL INFORMATION -- The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. Clark-Schwebel, Inc. is a wholly owned subsidiary of Clark-Schwebel Holdings, Inc. and its separate financial statements are not included or filed separately because management has determined that they would not be material to investors. The 1996 balance sheet information is as of December 28, 1996 and the 1996 income statement information is for the period from April 18, 1996 through December 28, 1996. The 1997 balance sheet information is as of January 3, 1998 and the 1997 income statement information is for the period from December 29, 1996 to January 3, 1998.

                                                    1996            1997
                                                    ----            ----
Current assets ...........................        $ 64,038        $ 63,806
Noncurrent assets ........................         176,662         173,911
                                                  --------        --------
Total assets .............................        $240,700        $237,717
                                                  ========        ========
Current liabilities ......................        $ 38,885        $ 36,706
Noncurrent liabilities ...................         148,878         135,097
Equity ...................................          52,937          65,914
                                                  --------        --------
Total liabilities and equity .............        $240,700        $237,717
                                                  ========        ========
Net sales ................................        $152,003        $240,204
Gross profit .............................          33,398          55,303
Income from continuing operations ........          10,135          19,816
Net income ...............................        $ 10,135        $ 19,816
                                                  ========        ========
Dividends to Clark-Schwebel Holdings, Inc.        $      0        $  5,000
                                                  ========        ========

       All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at January 3, 1998 is $62,257, which represents the book value of the foreign equity investments ($61,254) and distributions received in the form of cash from the foreign equity investments ($1,003).

       OPERATIONS -- The Company consists primarily of the operations, assets, and liabilities of manufacturing facilities located in Anderson, SC, Statesville, NC, Cleveland, GA, and Washington, GA, which produce woven fiber glass and aramid fabrics. The Company's products are used in electronic circuit boards, coated and laminated composites, aircraft construction and protective apparel such as anti-ballistic vests and helmets.

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

       The acquisition was accounted for as a purchase business combination. The adjustment to net assets represents the step-up to fair value of the net assets acquired as follows:

Purchase price ...................................................        $ 192,895
Nonfinancing portion of fees and expenses ........................            2,780
                                                                          ---------
Total purchase price .............................................          195,675
Less fair value of net assets acquired ...........................         (150,547)
                                                                          ---------
Excess of purchase price over fair value of net assets acquired ..        $  45,128
                                                                          =========


       The fair values of Clark-Schwebel, Inc.'s assets and liabilities at the date of acquisition are presented below:

Current assets ...................................................        $  68,410
Property, plant and equipment ....................................           66,391
Equity investments ...............................................           62,314
Current liabilities ..............................................          (20,282)
Other liabilities ................................................          (26,286)
                                                                          ---------
Net assets acquired ..............................................        $ 150,547
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

Book value of Preferred Stock ................        $  35.0
Accrued Preferred Stock dividends ............            6.0
Common equity component of Preferred Stock ...           10.0
                                                      -------
         Total ...............................        $  51.0
                                                      =======


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

       The overall net impact of the Preferred Stock redemption and issuance of Senior Debentures was a reduction of equity by $44.2 million, an increase in debt by $46.0 million, a reduction of "long-term benefit plans and other" liabilities by $6.0 million, and a decrease in cash by $4.2 million.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Following is a summary of the significant accounting policies used in the preparation of the financial statements of the Company.

       BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany amounts and transactions have been eliminated.

       FISCAL YEAR - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998 are referred to herein as 1995, 1996 and 1997, respectively. The 1995 and 1996 fiscal years each consisted of 52 weeks, while the 1997 fiscal year consisted of 53 weeks. Due to the purchase transaction on April 17, 1996, the 52 week fiscal year in 1996 is comprised of the operations of the Predecessor Company and the Successor Company.

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


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and in the bank as well as short term investments held for the purpose of general liquidity. Such investments normally mature within three months from the date of acquisition.

       ACCOUNTS RECEIVABLE - The Company establishes an allowance for doubtful accounts based upon factors including the credit risk of specific customers, historical trends and other information. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The reserve for doubtful accounts was $853 at December 28, 1996 and $1,100 at January 3, 1998. The provision for uncollectible amounts was $1,842, ($84), $160 and $189 for fiscal 1995, 1996 (Predecessor), 1996 (Successor) and 1997 (Successor), respectively. Net write-offs (recoveries) were $349, ($6), ($38) and ($58), respectively, for the same periods.

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

         Land improvements ..............................  10 to 20 years
         Buildings and improvements .....................  20 to 40 years
         Machinery and equipment ........................   3 to 11 years

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

       CERTAIN COMPENSATION PLANS - Certain key employees of the Company were granted stock options and certain types of deferred compensation related to Springs common stock under Springs' executive plans. Compensation expense allocated from Springs for these grants for 1995, 1996 (Predecessor), 1996 Successor) and 1997 (Successor) was approximately $145, $418, $0 and $0, respectively.

       NEW ACCOUNTING STANDARD - During 1997, the FASB issued SFAS No. 130, "Comprehensive Income", that is not effective until 1998. SFAS No. 130 applies to the Company and will be adopted in the first quarter of 1998. Comprehensive income is defined as essentially all changes in shareholders' equity exclusive of transactions with owners, such as translation adjustments on investments in foreign subsidiaries. Comprehensive income includes net income (loss) plus changes in certain assets and liabilities that are reported directly in equity, referred to as "Other Comprehensive Income." The adoption of SFAS No. 130 is not expected to have a material impact on the consolidated financial statements of the Company.

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



5.    LONG-TERM  DEBT

        Long-term debt consisted of the following:

                                                                                        1996             1997
                                                                                     ---------         ---------
         Senior Notes, payable in 2006, interest at 10.5% ...................        $ 110,000         $ 110,000
         Senior Debentures, payable in 2007, interest at 12.5% ..............                0            45,994
         Term Loan payable in quarterly installments; paid in July 1997 .....           13,440                 0
         Revolving Credit Agreement, due 2002, interest at variable
             rates ..........................................................                0                 0
         Capitalized lease obligation payable in equal monthly
             Installments of $7, through June 1997 ..........................               51                 0
                                                                                     ---------         ---------
         Total ..............................................................          123,491           155,994
         Less current maturities ............................................              (51)                0
                                                                                     ---------         ---------
         Long-term debt .....................................................        $ 123,440         $ 155,994
                                                                                     =========         =========

       The Senior Notes accrue interest at a fixed rate of 10.5% per annum, with interest payable semiannually in arrears on April 15 and October 15. The Senior Notes are not redeemable at the option of the Company prior to April 15, 2001, except in the event of a public equity offering of the Company, at which time a portion of the Senior Notes would be redeemable. Management estimates that the fair value of the Senior Notes is $120,450 at January 3, 1998, based on the estimated market trading price for the Senior Notes as of January 3, 1998.

       The Senior Debentures accrue interest at a fixed rate of 12.5% per annum with interest payable semiannually in arrears on January 15 and July 15 to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures. Under the terms of the indenture, Clark-Schwebel, Inc., the operating company, must maintain a minimum fixed charge coverage ratio in order to pay dividends. At January 3, 1998, the indenture allowed the operating company to pay $8,700 in dividends to the Company. The Senior Debentures will not be redeemable at the Company's option prior to July 15, 2002, except in the event of a public equity offering of the Company, or a change of control or subsidiary change of control after January 15, 1998. Management estimates that the fair value of the Senior Debentures is $49,214 at January 3, 1998, based on the estimated market trading price for the Senior Debentures as of January 3, 1998.

       On July 14, 1997, the Company prepaid all of its outstanding indebtedness under the Term Loan and amended the Credit Agreement to provide, among other things, that the Company may, subject to certain conditions, pay up to $5,000 in cash and issue Senior Debentures in a redemption of the Preferred Stock, and make semi-annual interest payments in cash on the Senior Debentures. The Revolving Credit Facility under the Credit Agreement was also amended to increase the aggregate amount of commitments thereunder to $65,000.

       The Company pays a quarterly commitment fee equal to 0.25% on the unused portion of the Revolving Credit Facility which was $65,000 at January 3, 1998.

       The Revolving Credit Facility, the Senior Notes, and the Senior Debentures contain certain restrictive covenants which provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility covenants also require maintenance of certain financial ratios. At January 3, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other debt is incurred at the Clark-Schwebel, Inc., operating company level. Substantially all of the assets of Clark-Schwebel, Inc., the operating company, are subject to liens in favor of the Revolving Credit Facility lenders.

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



5.   LONG-TERM DEBT - (CONTINUED)

       No principal payments are required on any long-term debt in the next five years due to the payment of the term loan in July 1997.


6.  INVENTORIES

     Inventories consisted of the following:

                                                        1996            1997
                                                     --------         --------
         Finished goods .....................        $ 10,256         $ 12,301
         Raw material and supplies ..........           9,254            8,854
         In process .........................          15,215           15,317
                                                     --------         --------
         Total at standard cost
          (which approximates average cost) .          34,725           36,472
         Less LIFO reserve ..................          (1,100)          (1,575)
                                                     --------         --------
         Inventories, net ...................        $ 33,625         $ 34,897
                                                     ========         ========


7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                         1996             1997
                                                       --------         --------
         Land .................................        $  1,875         $  1,875
         Buildings and improvements ...........          19,381           20,714
         Machinery and equipment ..............          43,113           47,061
         Construction in progress .............           3,567            2,483
                                                       --------         --------
         Total ................................          67,936           72,133
         Less accumulated depreciation ........          (5,841)         (12,540)
                                                       --------         --------
         Property, plant and equipment, net ...        $ 62,095         $ 59,593
                                                       ========         ========


8.  OTHER CURRENT LIABILITIES

     Accrued liabilities consisted of the following:

                                                         1996           1997
                                                       -------        -------
         Accrued retirement and incentive .....        $ 3,841        $ 4,711
         Employee benefit accruals ............          3,017          2,935
         Accrued payroll ......................          2,759          2,235
         Accrued interest .....................          2,477          4,576
         Other accrued liabilities ............          2,235          2,249
         Unearned revenue .....................          1,001              0
                                                       -------        -------
         Total accrued liabilities ............        $15,330        $16,706
                                                       =======        =======

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


9.  STOCKHOLDERS' EQUITY

       Changes in stockholders' equity on a successor basis for the periods of April 18, 1996 through December 28, 1996, and December 29, 1996 through January 3, 1998, respectively, consisted of the following (in thousands, except share amounts):

                                                     Preferred Stock               Common Stock                          Cumulative
                                                     ---------------               ------------            Retained     Translation
                                                Shares           Amount       Shares          Amount       Earnings      Adjustment
                                                ------           ------       ------          ------       --------      ----------
Preferred stock issued on April 17, 1996.....     1,000         $ 35,000
Common stock issued on April 17, 1996........                                   9,000         $ 10,000
Management loans (see Note 16) ..............                                                     (822)
Net income ..................................                                                               $ 10,142
Accrued preferred stock dividend ............                                                                 (3,137)
Cumulative translation adjustment ...........                                                                            $( 1,350)
                                                 ------         --------        -----         --------      --------     --------
Balance at December 28, 1996 ................     1,000         $ 35,000        9,000         $  9,178      $  7,005     $( 1,350)
                                                 ======         ========        =====         ========      ========     ========
Repayment of management loans
  (See Notes 3 and 16) ......................                                                      822
Net income ..................................                                                                 18,515
Accrued preferred stock dividend ............                                                                 (2,856)
Redemption of preferred stock
  (see Note 3) ..............................    (1,000)         (35,000)                       (1,000)       (9,000)
Cumulative translation adjustment ...........                                                                              (3,187)
                                                 ------         --------        -----         --------      --------     --------
Balance at January 3, 1998 ..................         0         $      0        9,000         $  9,000      $ 13,664     $( 4,537)
                                                 ======         ========        =====         ========      ========     ========


10.  EMPLOYEE BENEFIT PLANS

                    EMPLOYEES PROFIT SHARING/RETIREMENT PLANS

       Substantially all associates of the Company are covered by defined contribution plans. In 1995 and 1996 (Predecessor Company) the plan was provided by Springs. The 1996 Successor Company plan operates substantially the same as the Springs plan. The Company makes contributions to a defined contribution Profit Sharing Plan annually based upon the profitability of the Company. The contribution is allocated to participant accounts based upon participant compensation. The amount of the Company contribution is subject to approval by the Board of Directors.

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

       Defined contribution plan expense for 1995, 1996 (Predecessor), and 1996 (Successor) and 1997 (Successor) was $1,810, $964, $1,655 and $3,116,
respectively.

                   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company participates in a defined benefit postretirement medical plan which covers substantially all salaried and nonsalaried employees. In 1995 and 1996 (Predecessor Company) the plan was provided by Springs. The benefit cost and benefit obligation for these periods was allocated by Springs to the Predecessor Company. The 1996 Successor Company and 1997 plan operated identically to the Springs plan, but was a separate plan on a stand alone company basis. The plan provides medical

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

10.  EMPLOYEE BENEFIT PLANS - (CONTINUED)

coverage to age 65 for employees who retire at age 62 or later, have at least 25 years of service and participated in the plan prior to retirement. The plan is funded on a "pay-as-you-go" basis and is contributory, with retiree contributions adjusted periodically. Postretirement benefit cost consisted of the following components:

                                                   1995           1996              1996           1997
                                                   ----           ----              ----           ----
                                                      (PREDECESSOR)                     (SUCCESSOR)

            Service cost ....................      $  138         $   41            $   71         $  127
            Interest cost....................         278             83               229            283
                                                   ------         ------            ------         ------
                                                   $  416         $  124            $  300         $  410
                                                   ======         ======            ======         ======

       Management believes that the 1995 and 1996 (Predecessor) allocated amounts are reasonable and approximate the amounts that would have resulted from a SFAS 106 calculation of postretirement benefit cost on a separate company basis. The 1996 Successor and 1997 amounts were determined on a stand alone company basis.

       The Company has assumed responsibility for the accrued benefits attributable to employees of the Company. Pursuant to the Agreement, the Company established employee benefit plans which are substantially similar to Springs' employee benefit plans.

       The following table sets forth the status of the Company's obligation under SFAS No. 106 at the end of 1996 and 1997:



         Accumulated postretirement benefit obligation ("APBO")
                                                               1996         1997
                                                              -------      -------

         Retirees .......................................     $ 1,473      $ 1,416
         Fully eligible active plan participants ........         393          261
         Other active participants ......................       2,145        2,583
                                                              -------      -------
         Accumulated postretirement benefit obligation ..     $ 4,011      $ 4,260

         Unrecognized gain/(loss) .......................         (27)        (121)
                                                              -------      -------
         Total recorded obligation ......................     $ 3,984      $ 4,139
                                                              =======      =======

       The 1996 and 1997 balance sheets include a liability of $3,984 and $4,139, respectively, which is classified in "Long-Term Benefit Plans and Other."

       For measurement purposes, a 10.8% annual rate of increase in the per capita cost of covered health care benefits was assumed. This 10.8% rate is assumed to decrease gradually to 6.3% in the year 2006 and remain at that level thereafter. If the health care cost trend rate was increased by one percent, the APBO would increase by 12.6% and postretirement benefit cost would increase by approximately 14.6%. The discount rate used in determining the APBO at January 3, 1998 was 7.25%.

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)



11.  INCOME TAXES

       The following tables present the components of the provision for income taxes, a reconciliation of the statutory U.S. income tax rate to the effective income tax rate, and the principal items of deferred income tax assets and liabilities at the end of 1995, 1996 (Predecessor), 1996 (Successor), and 1997 (Successor).

       Components of the total income tax provision were as follows:

                                     1995       1996        1996         1997
                                   -------     -------     -------      -------
                                        (PREDECESSOR)            (SUCCESSOR)
Current federal ..............     $ 8,622     $ 3,739     $ 6,011      $ 9,906
Current state ................       1,297         563       1,096        1,955
                                   -------     -------     -------      -------
Total current ................       9,919       4,302       7,107       11,861
                                   -------     -------     -------      -------
Deferred federal .............         129          56         (18)         543
Deferred state ...............          47          20          (3)         107
                                   -------     -------     -------      -------
Total deferred ...............         176          76         (21)         650
                                   -------     -------     -------      -------
Total provision ..............     $10,095     $ 4,378     $ 7,086      $12,511
                                   =======     =======     =======      =======


       The total provision is included in the statements of income as follows:

                                                  1995        1996         1996         1997
                                                 -------     -------     -------     -------
                                                     (PREDECESSOR)           (SUCCESSOR)
Provision on income before income taxes ....     $ 8,444     $ 3,595     $ 5,460     $ 9,657
Income from equity investees ...............       1,582         783       1,626       2,854
Income of discontinued operations ..........          69           0           0           0
                                                 -------     -------     -------     -------
Total provision ............................     $10,095     $ 4,378     $ 7,086     $12,511
                                                 =======     =======     =======     =======



       The difference between the federal statutory tax rate and the effective tax rate on income before income taxes was as follows:

                                                  1995      1996      1996        1997
                                                  ----      ----      ----       ----
                                                   (PREDECESSOR)        (SUCCESSOR)

Provision at federal statutory tax rate ......    35.0%     35.0%     35.0%      35.0%
State income tax, net of federal tax effect ..     3.4       3.4       4.2        4.2
Amortization of acquisition price not
      Deductible for tax purposes ............     0.7       0.7       2.1        1.6
Other ........................................     0.8       0.9      (0.2)      (0.5)
                                                  ----      ----      ----       ----
Effective tax rate ...........................    39.9%     40.0%     41.1%      40.3%
                                                  ====      ====      ====       ====

                          CLARK-SCHWEBEL HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)




11.  INCOME TAXES - (CONTINUED)

       Temporary differences and the related balances of deferred tax assets and liabilities were as follows:

                                                     1996          1997
                                                   -------      -------
Employee benefit accruals ...................      $ 3,356      $ 2,865
Equity investments ..........................        2,376        3,519
Other items .................................          419        1,176
                                                   -------      -------
Total deferred tax assets ...................        6,151        7,561
                                                   -------      -------
Property ....................................       11,920       11,114
Equity investments ..........................       12,551       13,339
Inventories .................................        4,362        4,786
Other items .................................          832        1,267
                                                   -------      -------
Total deferred tax liabilities ..............       29,665       30,506
                                                   -------      -------
Net deferred tax liabilities ................      $23,514      $22,945
                                                   =======      =======

12.  EQUITY INVESTMENTS

       CS-INTERGLAS AG ("INTERGLAS") -- In March 1993, the Company contributed two European subsidiaries and $8.8 million to Interglas, a company which manufactures fiber glass, aramid and carbon fabrics, in exchange for a 24.9% common stock interest and convertible notes with a face value of 20 million Deutsche marks (the "Convertible Notes"). No gain or loss was recognized as a result of this exchange. The Company's common stock investment in Interglas had a carrying value of $14,282 and $13,107 at December 28, 1996 and January 3, 1998, respectively.

       The Convertible Notes, which had a carrying value of $13,037 and $11,344 at December 28, 1996 and January 3, 1998, respectively, are convertible into common stock of Interglas. At the Company's option, conversion would result in the Company owning a total of 42% of the outstanding common stock of Interglas as of January 3, 1998. Interest on the Convertible Notes, which is included in income from equity investees, is at 8% through December 31, 1996 and 5% thereafter. Interest income in 1995, 1996 and 1997 was recognized on an accrual basis. If Convertible Notes are not converted, the principal balance plus outstanding interest becomes due on June 30, 2007.

       ASAHI-SCHWEBEL CO. LTD. ("ASCO") -- On October 1, 1997, the Company purchased an additional 4.3% common equity interest in ASCO, which increased the Company's ownership percentage from 39.0% to 43.3%. ASCO, a company which manufactures fiber glass fabric, operates a facility in Japan and, in 1996, acquired a majority interest in a fiber glass manufacturer located in Taiwan. The Company's investment in ASCO had a carrying value of $32,586 and $36,803 at December 28, 1996 and January 3, 1998, respectively. The carrying value at January 3, 1998 exceeds 43.3% of ASCO's total equity by approximately $1.7 million, which is being amortized on a straight-line basis through 2008.

       CLARK-SCHWEBEL TECH-FAB COMPANY ("TECH-FAB") -- The Company owns a 50% partnership interest in Tech-Fab, a joint venture which manufactures nonwoven fabrics using fiber glass and other synthetic materials. The Company's investment in Tech-Fab had a carrying value of $3,521 and $4,156 at December 28, 1996 and January 3, 1998, respectively.

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



12.  EQUITY INVESTMENTS - (CONTINUED)

       COMBINED SUMMARIZED FINANCIAL INFORMATION---The following table provides combined summarized balance sheet information for these investees as of December 28, 1996 and January 3, 1998:

                                                                  1996          1997
                                                                --------      --------
Current assets ...........................................      $165,715      $178,573
Noncurrent assets ........................................       125,597       118,694
                                                                --------      --------
Total assets .............................................      $291,312      $297,267
                                                                ========      ========
Current liabilities ......................................      $ 54,303      $ 64,879
Noncurrent liabilities ...................................        89,279        77,036
Minority interest ........................................         9,715        11,712
Redeemable equity instrument .............................        21,341        19,853
Equity ...................................................       116,675       123,787
                                                                --------      --------
Total liabilities and equity .............................      $291,312      $297,267
                                                                ========      ========


       The following table provides combined summarized income statement information for these investees for the years ended December 30, 1995, December 28,1996, and January 3, 1998:

                                      1995          1996           1997
                                    --------      --------      --------
Net sales ....................      $328,145      $317,918      $328,122
Operating income .............        20,761        35,163        36,739
Net income ...................        13,207        16,643        17,783
                                    ========      ========      ========

13. MAJOR CUSTOMERS, CERTAIN CONCENTRATIONS, AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       Sales to two customers exceeded 10% of net sales during fiscal 1995, 1996, and 1997. Sales to the two customers represented as a percentage of net sales 29.1% and 13.2% in 1995, 29.9% and 13.5% in 1996 (Predecessor), 29.1% and
14.1% in 1996 (Successor), and 28.7% and 15.9% in 1997 (Successor),
respectively. Accounts receivable due from these two customers as a percent of total accounts receivable was 38.0% and 19.8% at December 28, 1996 and 27.1% and 25.2% at January 3, 1998. Although the Company's exposure to credit risk could be affected by conditions or occurrences within these customers' industry, no indication of such adverse circumstances existed at January 3, 1998.

       The Company currently buys substantially all of its fiber glass yarn, an important component of its products, from two suppliers and substantially all of its aramid yarn from one supplier. There are a limited number of manufacturers of fiber glass yarn and aramid yarn.

       The Company's financial instruments include cash, short term investments, accounts receivable, Convertible Notes, accounts payable and long-term debt. Management estimates that the carrying value of such instruments approximates fair value, with the exception of the Senior Notes and Senior Debentures (see
Note 5).

                          CLARK-SCHWEBEL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



14.  COMMITMENTS AND CONTINGENCIES

       The Company leases certain machinery and equipment under noncancelable operating leases. Rent expense attributed to such leases was $384, $177, $314, and $563 in 1995, 1996 (Predecessor), 1996 (Successor), and 1997 (Successor), respectively.

       Future minimum payments under the non-cancelable operating leases as of January 3, 1998 were as follows:

         1998 ...........$  497
         1999 ...........   360
         2000 ...........   316
         2001 ...........   258
         2002 ...........   258
                         ------
                         $1,689
                         ======


       Prior to the Closing Date of the Acquisition, the Company was involved in administrative proceedings under environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act. On the closing date, Springs assumed all liabilities related to the costs associated with these environmental matters. There was no material provision for environmental matters in 1995, 1996 or 1997.

       The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not materially affect the Company's financial position or results of operations.


15.   DISCONTINUED  OPERATIONS

       In January 1996, the Company sold its equity investment in a company engaged in a separate line of business for an amount which approximated book value. The proceeds received were distributed to Springs. The equity earnings from this investment are included in Discontinued Operations in the Company's financial statements.


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

       The Management Investors purchased $1.8 million, or 18%, of the common equity in the Company. Approximately $0.8 million of the purchase price was financed by the Company through a promissory note (the "Note") which carried an interest rate of 6.51% annually. As described in Note 3, the notes were paid in full during 1997 in connection with the Preferred Stock Redemption.

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

       The Management Investors have entered into a Voting Trust Agreement with the Company and Vestar/CS Holding which requires Management Investors to vote all of their common stock as directed by Vestar/CS Holding for the approval of any of the following: amendment to the Company's Certificate of `Incorporation, merger, share exchange, combination or consolidation of the Company with any other person, the sale, lease or exchange of all or substantially all of the property and assets of the Company, or the reorganization, recapitalization, liquidation, or dissolution of the Company.

       Pursuant to a Management Advisory Agreement (the "Management Agreement"), Vestar Capital Partners will receive an annual fee and reimbursement of out-of-pocket expenses for management and financial consulting services provided to the Company. Such services include advising the Company on the establishment of effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The management advisory fees to be paid per annum will equal the greater of (i) 1.0% of the consolidated earnings of the Company before interest, taxes, depreciation and amortization or (ii) $350. Expenses pursuant to the Management Agreement were approximately $485 in 1997 and $258 for the period from April 18, 1996 to December 28, 1996 (Successor Company).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following sets forth certain information with respect to members of the Board of Directors and executive officers of the Company.


        Name                                             Age             Position
        ----                                             ---             --------
        Jack P. Schwebel.......................          72       Chairman of the Board
        William D. Bennison....................          53       President and Director
        Richard C. Wolfe ......................          49       Executive Vice President and Director
        William H. Boyles......................          54       Vice President-Fiber Glass Sales and Marketing
        Donald R. Burnette ....................          49       Chief Financial Officer, Treasurer and Secretary
        Harvey A. Morse........................          44       Vice President-Human Resources
        Dieter R. Wachter......................          53       Vice President-High Performance Fabrics
        Norman W. Alpert.......................          39       Director
        John D. Howard.........................          45       Director
        Sander M. Levy.........................          36       Director
        Arthur J. Nagle........................          59       Director
        Daniel S. O'Connell....................          43       Director
        Frank Greenberg........................          68       Director
        Gerard Seelig..........................          71       Director

       All of the above Directors have been Directors since the Acquisition.

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

       NORMAN W. ALPERT is a Managing Director of Vestar Capital Partners* (engaged in merchant banking) and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Advanced Organics, Inc. and International AirParts Corporation and a director of Russell-Stanley Corporation, Remington Products Company and Aearo Corporation, all companies in which Vestar or its affiliates have a significant equity interest. Mr. Alpert received an A.B. degree from Brown University.

       JOHN D. HOWARD is a Senior Managing Director for Bear Stearns & Co., Inc. serving as head of its Merchant Banking Group. Mr. Howard founded Gryphon Capital Partners (engaged in merchant banking) and serves as its Chief Executive Officer. Previously Mr. Howard was Co-Chief Executive Officer of Vestar Capital Partners. Mr. Howard is a director of Celestial Seasonings, Inc. and Dyersburg Corporation. Mr. Howard received a B.A. degree from Trinity College and an M.P.P.M. degree from Yale University School of Management.

       SANDER M. LEVY is a Managing Director of Vestar Capital Partners* and was a founding partner of Vestar at its inception in 1988. Mr. Levy is a director of Sun Apparel, Inc. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

       ARTHUR J. NAGLE is a Managing Director of Vestar Capital Partners* and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Aearo Corporation, Chart House Enterprises, Inc., Russell-Stanley Corporation, La Petite Academy, Inc. and Remington Products Company, all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest. Mr. Nagle received a B.S. degree from Pennsylvania State University and an M.B.A. degree from Columbia University.

       DANIEL S. O'CONNELL is the Chief Executive Officer and founder of Vestar Capital Partners.* Mr. O'Connell is director of Aearo Corporation, Advanced Organics, Inc., Pinnacle Automation, Inc., Russell-Stanley Corporation, Remington Products Company, Sun Apparel, Inc. and Reid Plastics, all companies in which Vestar or its affiliates have a significant equity interest. Mr. O'Connell received an A.B. degree from Brown University and an M.P.P.M. degree from Yale University School of Management.

       FRANK GREENBERG was the Chairman of the Board of Directors and Chief Executive Officer of Burlington Industries, Inc. (engaged in textile manufacturing) from 1986 until his retirement in 1994. Mr. Greenberg served as Chairman of the Board of Burlington until his retirement in February 1998. Mr. Greenberg received a B. A. degree from the University of Chicago.

       GERARD L. SEELIG has over 35 years of experience in managing worldwide industrial and technology based businesses. Most recently he was an Executive Vice President with Allied Signal, Inc. Prior to joining Allied Signal, Inc., he held Senior Executive positions at ITT (12 years) and Lockheed Corporation (10 years). Mr. Seelig is a Director of Advanced Organics, Inc. and International AirParts Corporation, companies in which Vestar or its affiliates have a significant equity interest, Simplicity Corporation and Larson-Davis Corporation. Mr. Seelig received a B. S. degree from Ohio State University and an M.S. degree from New York University.

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


ITEM 11.  EXECUTIVE COMPENSATION

       The compensation of executive officers of the Company is determined by the Board of Directors of the Company upon the recommendation of the Compensation Committee. None of the historical benefit or compensation plans of Springs Industries is described herein because each was terminated with respect to the named officers in connection with the Acquisition. The following table sets forth information concerning compensation received by the five executive officers of the Company who received the most salary and bonus in 1997 (the "Named Executive Officers") for services rendered in 1997, 1996 and 1995.

                           Summary Compensation Table


                                       Annual Compensation                    Long Term Compensation
                                       -------------------                    ----------------------

                                                                  Restricted
                                                                     Stock          Options                         All Other
Name and Principal Position  Year      Salary ($)      Bonus ($)     Awards        SAR's (#)       Payouts      Compensation ($)
---------------------------  ----      ---------       ---------     ------        ---------       -------      ----------------
                                                                      (4)             (5)            (6)
                                                                      ---             ---            ---
Jack P. Schwebel..........   1997        265,000         379,915   ---------       ---------      ---------         13,042(1)
   Chairman of the Board     1996 (3)    170,192         204,230   ---------       ---------      ---------          9,873(2)
                             1995        -------         -------   ---------       ---------      ---------        -------

William D. Bennison.......   1997        217,300         311,530   ---------       ---------      ---------         13,073(1)
   President                 1996        199,250         239,100   ---------       ---------      ---------        626,325(2)
                             1995        191,211         133,848       4,859           6,000         33,317         38,600(7)

Richard C. Wolfe..........   1997        176,046         252,387   ---------       ---------      ---------         13,073(1)
   Executive Vice President  1996        161,000         193,200   ---------       ---------      ---------        254,483(2)
                             1995        153,846          92,308       4,859           4,000         22,846         27,640(7)

William H. Boyles.........   1997        140,846         168,269   ---------       ---------      ---------         13,073(1)
   Vice President            1996        125,077         125,077   ---------       ---------      ---------         14,594(2)
                             1995        118,500          56,000       2,916       ---------      ---------         12,500(7)

Donald R. Burnette........   1997        127,308         152,095   ---------       ---------      ---------         13,073(1)
   Chief Financial Officer,  1996        114,000         114,000   ---------       ---------      ---------         82,275(2)
   Treasurer & Secretary     1995        106,385          63,832       2,916       ---------      ---------         12,851(7)


(1) The named Executive Officers participated in the Company's Profit Sharing and 401(K) match programs. The payments made by the Company in 1997 pursuant to these programs are listed under All Other Compensation.

(2) In connection with the Acquisition, benefits payable under certain executive compensation plans of Springs Industries were accelerated and paid in cash to Messrs. Bennison, Wolfe, Boyles and Burnette on the closing date of the Acquisition as follows: Mr. Bennison received $613,452 under the Springs Industries Incentive Stock Plan, Deferred Unit Stock Plan, Contingent Compensation Plan and Excess Benefit Plan; Mr. Wolfe received $241,619 under the Springs Industries Incentive Stock Plan, Deferred Unit Stock Plan, Contingent Compensation Plan, and Excess Benefit Plan; Mr. Boyles received $1,721 under the Springs Industries Excess Benefit Plan; and Mr. Burnette received $69,402 under the Springs Industries Deferred Unit Stock Plan and Excess Benefit Plan. Additionally, the Named Executive Officers participated in the Company's Profit Sharing and 401(k) match programs. The payments made by the Company pursuant to these programs for 1996 were as follows: Mr. Schwebel
       - $9,873, Mr. Bennison - $12,873, Mr. Wolfe $12,873, Mr. Boyles -
       $12,873, Mr. Burnette - $12,873. The payments made pursuant to all the above programs are listed under All Other Compensation for 1996.

(3)    Represents compensation from April 18, 1996 to the end of the year.

(4) Under a Springs Industries' restricted stock award plan, certain of the Named Executive Officers were awarded restricted shares of Springs Industries Class A Common Stock. The dollar value shown in the table for these shares is based on the $38.875 per share closing market price on the date of grant of such shares. The number of such shares is as follows: Mr. Bennison 125: Mr. Wolfe, 125: Mr. Boyles, 75; and Mr. Burnette, 75. One-third of these shares vested in 1994, one-third in 1995 and one-third in 1996. Dividends were paid on all restricted stock holdings.

(5) On February 16, 1995, Messrs. Bennison and Wolfe received options to purchase 6,000 and 4,000 shares of Springs Industries Class A Common Stock, respectively, pursuant to the Springs Industries, Inc. 1991 Incentive Stock Plan.

(6) Messrs. Bennison and Wolfe received cash payments pursuant to performance unit awards granted under an incentive stock plan of Springs Industries of $16,659 and $11,423, respectively Messrs. Bennison and Wolfe received shares of Springs Industries Class A Common Stock under the Restated and Amended Springs Industries, Inc. Deferred Unit Stock Plan with a value on the date of issuance of $16,658 and $11,423, respectively.

(7) The named Executive Officers participated in Springs Industries' profit sharing, 401(k) match, contingent compensation and excess benefit programs. The aggregate payments made by Springs Industries pursuant to such programs are listed under All Other Compensations for 1995.

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

       At Closing of the Acquisition, the Management Investors purchased an aggregate of $1.8 million of Purchased Shares representing 18% of the acquisition of the fully diluted Common Stock of Clark-Schwebel Holdings, Inc. Approximately $0.8 million of the purchase price of the Purchased Shares was financed by the Company (the "Management Loans"). As a result, Messrs. Bennison (President), Wolfe (Executive Vice President), Boyles (Vice President), and Burnette (Chief Financial Officer) owed the Company $120,000, $210,000, $95,000 and $90,000 respectively, pursuant to notes that bear interest at 6.51% per annum, have a term of 10 years and are subject to mandatory prepayment in the event the employment of such Management Investor terminates. Each of these notes was secured by a pledge of the relevant Management Investor's Common Stock of Clark-Schwebel Holdings, Inc. On July 14, 1997, Vestar/CS-Holdings purchased 10% of the Purchased Shares from the Management Investors on a prorata basis, and a portion of the proceeds of such purchase was used by the Management Investors to repay the Management Loans in full.

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

COMPENSATION OF DIRECTORS

       Mr. Schwebel receives base annual compensation of $260,000 plus bonus for his services as Chairman of the Board. Directors of the Company who are neither employees of the Company nor affiliated with Vestar receive annual compensation of $12,500 plus $2,500 per Board meeting attended plus $1,250 for each Board Committee meeting attended. Other directors do not receive any compensation for services in such capacity.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       All of the Clark-Schwebel, Inc.'s issued and outstanding capital stock is owned by Clark-Schwebel Holdings, Inc. ("Holdings"). Set forth below is certain information regarding the beneficial ownership of Holdings Common Stock by each person known by Holdings to beneficially own 5.0% or more of the outstanding shares of Holdings Common Stock, each director and Named Executive Officer and all directors and Executive Officers as a group. Except as indicated below, the address for each of the persons listed below is c/o Clark-Schwebel, Inc., 2200 South Murray Avenue, Anderson, South Carolina, 29622.

                                                             Holdings' Common Stock
                                                             ----------------------

                                                              Number       Percentage
-------------------------------------------------------------------------------------
Vestar/CS Holding Company, L.L.C.(1)(2) ................      7,380        82.0%
   c/o Vestar Equity Partners
   245 Park Avenue, 41st Floor
   New York, New York 10167
William D. Bennison(2) .................................        432         4.8%
Richard C. Wolfe(2) ....................................        324         3.6%
William H. Boyles(2) ...................................        108         1.2%
Donald R. Burnette(2) ..................................        135         1.5%
Dieter Wachter(2) ......................................         81         0.9%
Harvey A. Morse(2) .....................................         54         0.6%
Jack P. Schwebel(3)  ...................................          0           0
Norman W. Alpert(4) ....................................      7,380        82.0%
John D. Howard .........................................          0           0
Sander M. Levy(4) ......................................      7,380        82.0%
Arthur J. Nagle(4) .....................................      7,380        82.0%
Daniel S. O'Connell(4) .................................      7,380        82.0%
Frank Greenberg ........................................          0           0
Gerard L. Seelig .......................................          0           0
Directors and Executive Officers as a group ............      8,514        94.6%
   (14 persons)

(1) The sole manager of Vestar/CS Holding is Vestar. The sole general partner of Vestar is Vestar Associates L.P., a limited partnership whose sole general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the shares of Holdings held of record by Vestar/CS Holding. Messrs. Alpert, Levy, Nagle and O'Connell, who are directors of the Company, are affiliated with Vestar in the capacities described under Item 10, "Directors and Executive Officers of the Registrant" and are directors, executive officers and stockholders of VAC. Individually, no stockholder, director or officer of VAC is deemed to have or share such voting or investment power with respect to shares of Holdings held of record by Vestar/CS Holding within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the shares of Holdings Common Stock is beneficially owned by Messrs. Alpert, Levy, Nagle or O'Connell or any other stockholder, director or officer of VAC.

(2) Messrs. Bennison, Wolfe, Boyles, Burnette, Wachter and Morse have entered into the Securityholders Agreement which contains certain agreements with respect to the capital stock and corporate governance of the Company and the Voting Trust Agreement (as defined herein) pursuant to which Messrs. Bennison, Wolfe, Boyles, Burnette, Wachter and Morse have agreed to vote their shares as directed by Vestar/CS Holding with respect to certain matters. All outstanding shares of Holdings Common Stock are held by Vestar/CS Holding, as trustee under the Voting Trust Agreement. Each of Messrs. Bennison, Wolfe, Boyles, Burnette, Wachter and Morse is also party to a Management Subscription Agreement. See the information under the subheading, "Management Equity Participation", in Item 11, "Executive Compensation" and the information under the subheading "Securityholders Agreement and Voting Trust Agreement", in Item 13, "Certain Relationships and Related Transactions."

(3) Mr. Schwebel's three adult children and other family members own 5.82% of the fully diluted Holdings Common Stock which shares are not included in the table above as beneficially owned by Mr. Schwebel. Mr. Schwebel has no voting or investment power with respect to these shares and accordingly no part of such shares is beneficially owned by Mr. Schwebel.

(4) Messrs. Alpert, Levy, Nagle and O'Connell are affiliated with Vestar/CS Holdings in the capacities described in Note (1) above and under Item 10, "Directors and Executive Officers of the Registrant". Beneficial ownership of Holdings Common Stock for each of these individuals includes the 7,380 shares of Holdings Common Stock included in the above table beneficially owned by Vestar/CS Holdings, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.

The information set forth under Item 13, "Certain Relationships and Related Transactions", under the subheading, "Securityholders Agreement and Voting Trust Agreement" is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION

         The information set forth in Item 7, "Management's Dicussion and Analysis of Financial Condition and Results of Operations" under the subheadings, "The Acquisition" and "Preferred Stock Redemption and Issuance of Senior Debentures" is incorporated herein by reference thereto.

         In connection with the Acquisition, Vestar/CS Holding Company, L.L.C. and the executive officers of the Company acquired the Holdings Common Stock shown under Item 12, "Security Ownership of Certain Beneficial Owners and Management", and Messrs. John Howard, Frank Greenberg and Gerard Seelig (directors of the Company) acquired membership interests in Vestar/CS Holding Company, L.L.C.. Each of Messrs. Norman Alpert, John Howard, Sander Levy, Arthur Nagle and Daniel O'Connell (directors of the Company) has a direct or indirect pecuniary interest in Vestar which is a member and the sole manager of Vestar/CS Holding.

SECURITYHOLDERS AGREEMENT AND VOTING TRUST AGREEMENT

         In connection with the Acquisition, Vestar/CS Holding and the Management Investors entered into a securityholders agreement (the "Securityholders Agreement") which contains certain agreements among such parties with respect to the capital stock and corporate governance of the Company.

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


OTHER RELATIONSHIPS

       Pursuant to a management advisory agreement (the "Management Agreement"), Vestar Capital Partners will receive an annual fee and reimbursement of out-of-pocket expenses for management and financial consulting services provided to the Company. Such services include advising the Company on the establishment of effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Company. The management advisory fees to be paid per annum will equal the greater of (i) 1.0% of the consolidated earnings of the Company before interest, taxes, depreciation and amortization or (ii) $350,000. Expenses incurred pursuant to the Management Agreement were approximately $485,000 in 1997 and $258,000 in 1996. Each of Messrs. Alpert, Levy, Nagle and O'Connell, four of the directors of the Company, benefits from any payments received by Vestar Capital Partners.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.


  (a)        (1)      Financial Statements

                      Included in Part II, Item 8

                      Consolidated Balance Sheets as of December 28, 1996 and January 3, 1998

                      Consolidated Statements of Income
                      for the years ended January 3, 1998,
                      December 28, 1996 and December 30, 1995

                      Consolidated Statements of Cash Flow
                      for the years ended January 3, 1998,
                      December 28, 1996 and December 30, 1995

                      Notes to Consolidated Financial Statements

             (2)      Financial Statement Schedules

                      Schedule I - Condensed Financial Information of Registrant

                      Schedule II - Valuation and Qualifying
                      Accounts

             (3)      List of Exhibits



EXHIBIT
-------
     2.1    Agreement and Plan of Merger, dated as of February 24, 1996, among
              Springs Industries, Inc., Fort Mill A Inc., Vestar/CS Holding
              Company, L.L.C. and Clark-S Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Registration
              Statement on Form S-4, Reg. No. 333-4723 ("the S-4")).

     2.2    Amendment No. 1 to Agreement and Plan of Merger, among Springs
              Industries, Inc., Fort Mill A, Inc., Vestar/CS Holding Company,
              L.L.C. and Clark-S Acquisition Corporation (incorporated by reference to Exhibit 2.2 to the S-4).

     2.3 Form of Management Common Stock Subscription Agreement, dated as of April 17, 1996, between Clark-Schwebel Holdings, Inc. and the
              Management Investors (incorporated by reference to Exhibit 2.3 to the S-4). +

     3.1    Amended and Restated Certificate of Incorporation of
              Clark-Schwebel Holdings, Inc. (incorporated by reference to
              Exhibit 3.1 to the quarterly report on Form 10-Q for the period ended June 28, 1997 of the Registrant (File No. 333-4723)(the
              "1997 Second Quarter 10-Q").

     3.2    Amended and Restated By-laws of Clark-Schwebel Holdings, Inc.
              (incorporated by reference to Exhibit 3.2 to the 1997 Second
              Quarter 10-Q.)

     3.3 Certificate of Incorporation of Clark-Schwebel, Inc. (incorporated by reference to Exhibit 3.3 to the S-4).

     3.4    By-laws of Clark-Schwebel, Inc. (incorporated by reference to
              Exhibit 3.4 to the S-4).

     4.1    Indenture, dated as of April 17, 1996, among Clark-Schwebel
              Holdings, Inc., Clark-S Acquisition Corporation, CS Finance
              Corporation of Delaware and Fleet National Bank, as Trustee.
              (incorporated by reference to Exhibit 4.1 to the S-4).

     4.2    First Supplemental Indenture, dated as of April 18, 1996, between
              Clark-Schwebel, Inc. and Fleet National Bank (incorporated by reference to Exhibit 4.2 to the S-4).

     4.3    Forms of Series A and Series B 10 1/2% Senior Notes (included in
              Exhibit 4.1 as Exhibit A thereto) (incorporated by reference to
              Exhibit 4.3 to the S-4).

     4.4    Purchase Agreement, dated as of April 12, 1996, among
              Clark-Schwebel Holdings, Inc., Clark- S Acquisition Corporation,
              CS Finance Corporation of Delaware, Donaldson, Lufkin & Jenrette
              Securities Corporation, Bear, Stearns & Co. Inc., CS First Boston
              Corporation and Lazard Freres & Co. LLC. (incorporated by reference to Exhibit 4.4 to the S-4).

     4.5 Registration Rights Agreement, dated as of April 17, 1996, by and among Clark-Schwebel Holdings, Inc., Clark-S Acquisition
              Corporation, CS Finance Corporation of Delaware, Donaldson, Lufkin
              & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., CS
              First Boston Corporation and Lazard Freres & Co. LLC.
              (incorporated by reference to Exhibit 4.5 to the S-4).

     4.6    Securityholders Agreement, dated April 17, 1996, by and among
              Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company, L.L.C.
              and certain other parties thereto (incorporated by reference to Exhibit 4.6 to the S-4).

     4.7 Form of Holdings Guarantee (included in Exhibit 4.1 as Exhibit D thereto) (incorporated by reference to Exhibit 4.7 to the S-4).

     4.8 Form of Subsidiary Guarantee (included in Exhibit 4.1 as Exhibit C thereto) (incorporated by reference to Exhibit 4.8 to the S-4).

     4.9    Indenture dated as of August 14, 1997 between Clark-Schwebel
              Holdings, Inc. and State Street Bank and Trust Company with respect to the 12.5% Senior Debentures due 2007 (incorporated by reference to Exhibit 4.1 to the Registrants Registration Statement on Form S-4 (File No. 333-36491)).

     4.10   Registration Rights Agreement dated as of July 14, 1997 between
              Clark-Schwebel Holdings, Inc. and Donaldson, Lufkin & Jenrette
              Securities Corporation (incorporated by reference to Exhibit 10.1 to the 1997 Second Quarter 10-Q).

     4.11   See Exhibits 10.1, 10.1.1, 10.1.2, 10.2, 10.3 and 10.4.

     9.1    Voting Trust Agreement, made as of April 17, 1996, by and among
              Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company, L.L.C.
              and other parties thereto (incorporated by reference to Exhibit
              9.1 to the S-4).

     10.1   Credit Agreement, dated as of April 17, 1996, among Clark-Schwebel
              Holdings, Inc., Clark-Schwebel, Inc. and the several banks and other financial institutions from time to time parties thereto and the Chase Manhatten Bank (the "Agent") (incorporated by reference to Exhibit 10.1 to the S-4).

     10.1.1 First Amendment to the Credit Agreement, dated as of March 27,
              1997, among Clark-Schwebel Holdings, Inc., Clark-Schwebel Inc., the Agent and the other parties thereto (incorporated by reference to Exhibit 10.1.1 to the Quarterly Report on Form 10-Q for the period ended March 29, 1997 of the Registrant (File No.
              333-4723)).

     10.1.2 Second Amendment to the Credit Agreement, dated as of July 14,
              1997, among Clark-Schwebel Holdings, Inc., Clark-Schwebel, Inc., the Agent and the other parties thereto (incorporated by reference to Exhibit 10.2 to 1997 Second Quarter 10-Q).

     10.2 Form of Security Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit 10.4 to the S-4).

     10.3 Form of Pledge Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit 10.5 to the S-4).

     10.4 Form of Guarantee Agreement, dated as of April 17, 1996, made by each Guarantor in favor of the Agent (incorporated by reference to Exhibit 10.6 to the S-4).

     10.5   Management Agreement, dated as of April 17, 1996, between
              Clark-Schwebel Holdings, Inc., Clark-Schwebel, Inc., and Vestar
              Capital Partners (incorporated by reference to Exhibit 10.8 to the S-4).

     10.6   Form of Intellectual Property Security Agreement, among
              Clark-Schwebel Holdings, Inc., Clark-Schwebel, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.9 to the S-4).

     10.7   1996 Executive Bonus Plan (incorporated by reference to Exhibit
              10.7 to the Registrants Annual Report on Form 10-K for the year ended December 28, 1996 (File No. 333-4723) (the "1996 10-K")). +

     10.8   1997 Executive Bonus Plan (incorporated by reference to Exhibit
              10.8 to the 1996 10-K). +

     10.9   1998 Executive Bonus Plan. +

     12.1   Statement of Computation of Ratio of Earnings to Fixed Charges.

     21.1   Subsidiaries of the Registrant.

     27     Financial Data Schedule (electronic filing only).

+    This is a management contract or compensatory plan or arrangement.


       (b)    Reports on Form 8-K.

              No report on Form 8-K was filed during the fiscal quarter ended January 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLARK-SCHWEBEL HOLDINGS, INC.
                                   -------------------------------------------
                                              (Registrant)


   Date:  March 16, 1998         By:              /s/  Donald R. Burnette
          -------------------       ------------------------------------------
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


Date      March 16, 1998                      /s/  William D. Bennison
          ---------------------    -------------------------------------------
                                     Name:  William D. Bennison
                                     Title: President and Director

Date      March 16, 1998                      /s/  Donald R. Burnette
          --------------------     -------------------------------------------
                                     Name:  Donald R. Burnette
                                     Title: Vice President and Chief Financial
                                            Officer


Date      March 16, 1998                      /s/    Kyle J. Davidson
          --------------------     -------------------------------------------
                                     Name:  Kyle J. Davidson
                                     Title: Controller


Date      March 16, 1998                       /s/    Jack P. Schwebel
          --------------------     -------------------------------------------
                                     Name:  Jack P. Schwebel
                                     Title: Chairman of the Board


Date      March 16, 1998                      /s/     Richard C. Wolfe
          --------------------     -------------------------------------------
                                     Name:  Richard C. Wolfe
                                     Title: Executive Vice President and
                                            Director


Date      March 16, 1998                      /s/     Norman W. Alpert
          ---------------------    -------------------------------------------
                                     Name:  Norman W. Alpert
                                     Title: Director


Date      March 16, 1998                      /s/     John D. Howard
          --------------------     -------------------------------------------
                                     Name:  John D. Howard
                                     Title: Director


Date      March 16, 1998                      /s/      Sander M. Levy
          --------------------     -------------------------------------------
                                     Name:  Sander M. Levy
                                     Title: Director

Date      March 16, 1998                      /s/     Arthur J. Nagle
          --------------------     -------------------------------------------
                                     Name:  Arthur J. Nagle
                                     Title: Director


Date      March 16, 1998                      /s/     Daniel S. O'Connell
          --------------------     -------------------------------------------
                                     Name:  Daniel S. O'Connell
                                     Title: Director


Date      March 16, 1998                      /s/     Frank Greenberg
          --------------------     -------------------------------------------
                                     Name:  Frank Greenberg
                                     Title: Director


Date      March 16, 1998                      /s/     Gerard L. Seelig
          --------------------     -------------------------------------------
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

                                 EXHIBIT INDEX

10.9     1998 Executive Bonus Plan.

12.1     Ratio of Earnings of Fixed Charges.

21.1     Subsidiaries of the Registrant.

27.      Financial Data Schedule.
         (electronic filing only)

CLARK-SCHWEBEL HOLDINGS, INC. AND SUBSIDIARY



SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Dollars in Thousands)



      SUMMARIZED FINANCIAL INFORMATION---The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. The 1996 balance sheet information is as of December 28, 1996 and the 1996 income statement information is for the period from April 18, 1996 through December 28, 1996. The 1997 balance sheet information is as of January 3, 1998 and the 1997 income statement information is for the period from December 29, 1996 to January 3, 1998.



                                                         1996            1997
                                                      ---------       ---------

Current assets .................................      $  64,038       $  63,806
Noncurrent assets ..............................        176,662         173,911
                                                      ---------       ---------
Total assets ...................................        240,700         237,717
Less:
Current liabilities ............................        (38,885)        (36,706)
Noncurrent liabilities .........................       (148,878)       (135,097)
                                                      ---------       ---------
Net assets .....................................      $  52,937       $  65,914
                                                      =========       =========

Net sales ......................................      $ 152,003       $ 240,204
Gross profit ...................................         33,398          55,303
Income from continuing operations ..............         10,135          19,816
Net income .....................................         10,135          19,816
                                                      =========       =========

Condensed Statement of Cash Flows:
Operating activities ...........................      $  41,127       $  21,610
Investing activities ...........................       (194,930)         (9,508)
Financing activities ...........................        157,434         (15,982)
                                                      ---------       ---------
Net change in cash .............................      $   3,631       $  (3,880)
                                                      =========       =========
Dividends from Asahi-Schwebel Co., Ltd. ........      $     304       $   1,616
                                                      =========       =========
Dividends to Clark-Schwebel Holdings, Inc. .....      $       0       $   5,000
                                                      =========       =========


       All assets of Clark-Schwebel, Inc., the operating company, represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of a third party lender. The amount of unrestricted net assets at January 3, 1998 is $62,257, which represents the book value of the foreign equity investments ($61,254) and distributions received in the form of cash from the foreign equity investments ($1,003).

CLARK-SCHWEBEL HOLDINGS, INC. AND SUBSIDIARY


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)


                                Column A                     Column B        Column C       Column C      Column D        Column E
                                                            Balance at      Charged to     Charged to                    Balance at
                                                            Beginning       Costs and         Other                        End of
                               Description                  of Period        Expenses       Accounts     Deductions        Period
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (A)             (B)            (C)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended January 3, 1998 (Successor)                          $  853             189             58                       $1,100

Year ended December 28, 1996:
36.5 week period ended December 28, 1996 (Successor)            $  655             160             38                       $  853
15.5 week period ended April 17, 1996 (Predecessor)             $2,133             (84)             6          (1,400)      $  655

Year ended December 30, 1995 (Predecessor)                      $  641           1,842           (349)                      $2,133



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