Form 10-Q
period 1998-04-04
CLARK SCHWEBEL HOLDINGS INC
filed 1998-05-14
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarterly period ended April 4, 1998 or
                               -------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                 to
                               ---------------    -------------------

Commission file number                       333-4723
                       ---------------------------------------------------------

                          CLARK-SCHWEBEL HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                            13-3883016
-------------------------------                         --------------------
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


As of April 4, 1998, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                       FISCAL QUARTER ENDED APRIL 4, 1998


                                TABLE OF CONTENTS


                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION:

         ITEM 1.      Financial Statements:                                                        3

                      Consolidated Balance Sheets as of January 3, 1998 and April 4, 1998.         4

                      Consolidated Statements of Income for the Three Months ended
                      April 4, 1998 and March 29, 1997.                                            5

                      Consolidated Statements of Stockholders' Equity as of January 3, 1998        6
                      and April 4, 1998.

                      Consolidated Statements of Cash Flows for the Three Months ended
                      April 4, 1998 and March 29, 1997.                                            7

                      Notes to Condensed and Consolidated Financial Statements.                    8

         ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.                                                      12

         ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk.                 20


PART II - OTHER INFORMATION:

         ITEM 6.      Exhibits and Reports on Form 8-K.                                           21


SIGNATURES                                                                                        22


EXHIBITS

                       Exhibit 27 - Financial Data Schedule
                                           (electronic filing only)



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         (See Pages 4 - 11 - This page is intentionally left blank)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 3, 1998 and APRIL 4, 1998
                  (Dollars in Thousands Except Per Share Data)



                                                                         JANUARY 3,        APRIL 4,
                                                                            1998             1998
                                                                            ----             ----
                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents ................................      $     147       $  18,203
         Accounts receivable, net .................................         28,527          25,281
         Inventories, net .........................................         34,897          36,812
         Other ....................................................            235             585
                                                                         ---------       ---------
              Total current assets ................................         63,806          80,881
                                                                         ---------       ---------
PROPERTY, PLANT AND EQUIPMENT .....................................         72,133          72,771
     Accumulated depreciation .....................................        (12,540)        (14,495)
                                                                         ---------       ---------
         Property, plant and equipment, net .......................         59,593          58,276
                                                                         ---------       ---------
EQUITY INVESTMENTS ................................................         65,411          63,579
GOODWILL ..........................................................         43,205          42,923
OTHER ASSETS ......................................................          5,702           5,500
                                                                         ---------       ---------
TOTAL ASSETS ......................................................      $ 237,717       $ 251,159
                                                                         =========       =========
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
         Accounts payable .........................................      $  19,806       $  28,983
         Accrued liabilities ......................................         16,706          16,401
         Deferred tax liabilities -- current ......................          2,370           2,370
                                                                         ---------       ---------
              Total current liabilities ...........................         38,882          47,754
                                                                         ---------       ---------
LONG-TERM DEBT ....................................................        155,994         155,994
DEFERRED TAX LIABILITIES ..........................................         20,575          22,529
LONG-TERM BENEFIT PLANS AND OTHER .................................          4,139           4,139
COMMITMENTS AND CONTINGENCIES .....................................
                                                                         ---------       ---------
TOTAL LIABILITIES .................................................        219,590         230,416
                                                                         ---------       ---------
EQUITY:
         Common stock (par value per share - $.01) - 100,000 shares
           authorized, 9,000 shares issued and outstanding ........          9,000           9,000
         Retained earnings ........................................         13,664          18,455
         Cumulative translation adjustment ........................         (4,537)         (6,712)
                                                                         ---------       ---------
              Total equity ........................................         18,127          20,743
                                                                         ---------       ---------
TOTAL LIABILITIES AND EQUITY ......................................      $ 237,717       $ 251,159
                                                                         =========       =========



                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (UNAUDITED - Dollars in Thousands)



                                                 December 29,   January 4,
                                                    1996 -         1998 -
                                                  March 29,      April 4,
                                                    1997           1998
                                                 ---------      ---------
Net sales .................................      $ 62,238       $ 60,418
Cost of goods sold ........................        48,634         45,215
                                                 --------       --------
Gross profit ..............................        13,604         15,203
Selling, general and administrative
    expenses ..............................         3,902          4,423
                                                 --------       --------
    Operating income ......................         9,702         10,780

Other income (expense):
    Interest expense ......................        (3,280)        (4,508)
    Other, net ............................             0             (2)
                                                 --------       --------
Income before income taxes ................         6,422          6,270
Provision for income tax ..................        (2,651)        (2,550)
Income from equity investees, net .........           638          1,071
                                                 --------       --------
Net income ................................         4,409          4,791
Accrued dividends on preferred stock ......        (1,191)             0
                                                 --------       --------
    Net income applicable to common shares       $  3,218       $  4,791
                                                 ========       ========

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in Thousands, except share amounts)



                                     Preferred Stock        Common Stock                   Cumulative
                                   -------------------    ------------------    Retained  Translation               Comprehensive
                                   Shares       Amount    Shares      Amount    Earnings   Adjustment     Total        Income
                                   ------       ------    ------      ------    --------   ----------     -----        ------
Balance at December 28, 1996         1,000    $ 35,000     9,000    $  9,178   $   7,005     ($1,350)    $ 49,833     $   8,792
Repayment of management loans                                            822                                  822
Net income                                                                        18,515                   18,515        18,515
Accrued preferred stock dividend                                                  (2,856)                  (2,856)
Redemption of preferred stock       (1,000)    (35,000)               (1,000)     (9,000)                 (45,000)
Cumulative translation adjustment                                                             (3,187)      (3,187)       (3,187)
                                    ------    --------     -----    --------   ---------     -------     --------     ---------
Balance at January 3, 1998               0    $      0     9,000    $  9,000   $  13,664     ($4,537)    $ 18,127     $  24,120
                                    ======    ========     =====    ========   =========     =======     ========     =========

Net income (Unaudited)                                                             4,791                    4,791         4,791
Cumulative translation
  adjustment (Unaudited)                                                                      (2,175)      (2,175)       (2,175)
                                    ------    --------     -----    --------   ---------     -------     --------     ---------
Balance at April 4, 1998 (Unaudited)     0    $      0     9,000    $  9,000   $  18,455     ($6,712)    $ 20,743     $  26,736
                                    ======    ========     =====    ========   =========     =======     ========     =========



                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - Dollars in Thousands)



                                                            December 29,   January 4,
                                                               1996 -        1998 -
                                                             March 29,      April 4,
                                                                1997          1998
                                                            ---------      ---------
OPERATING ACTIVITIES:
     Net income .......................................      $ 4,409       $  4,791
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of goodwill
        and unearned revenue ..........................        2,520          2,494
        Amortization of deferred financing cost .......          209            203
        Deferred tax provision ........................        2,651          2,550
        Income from equity investments, net ...........         (638)        (1,071)
        Loss on sale of equipment .....................            0              7
        Changes in assets and liabilities, net of the
          effects of the purchase of the company:
             Accounts receivable ......................       (4,604)         3,246
             Inventories ..............................       (1,228)        (1,915)
             Prepaid expenses and other ...............           52           (218)
             Accounts payable .........................        4,815          9,177
             Accrued liabilities ......................          786           (304)
        Other .........................................           (2)             0
                                                             -------       --------
              Net cash provided by operating activities        8,970         18,960
                                                             -------       --------
INVESTING ACTIVITIES:
     Purchases of equipment ...........................       (1,698)          (929)
     Proceeds from sale of equipment ..................            9             25
                                                             -------       --------
              Net cash used in investing activities ...       (1,689)          (904)
                                                             -------       --------
FINANCING ACTIVITIES:
     Principal payments under long-term debt and
        capital lease obligations .....................       (2,272)             0
                                                             -------       --------
              Net cash provided by (used in)
              financing activities ....................       (2,272)             0
                                                             -------       --------
NET CHANGE IN CASH ....................................        5,009         18,056
CASH, BEGINNING OF PERIOD .............................        4,064            147
                                                             -------       --------
CASH, END OF PERIOD ...................................      $ 9,073       $ 18,203
                                                             =======       ========
CASH PAID FOR INTEREST ................................      $   235       $  2,453
                                                             =======       ========
CASH PAID FOR TAXES ...................................      $   298       $    179
                                                             =======       ========



Noncash Transaction: The company accrued dividends on preferred stock of $1,191 for the period of December 29, 1996 - March 29, 1997.


                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS in THOUSANDS)


1.    BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of April 4, 1998 and for the period from January 4, 1998 to April 4, 1998 of Clark-Schwebel Holdings, Inc. The Company's primary asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets and liabilities of the Company as of January 3, 1998, and the Company's results of operations for the period from December 29, 1996 to March 29, 1997.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. The balance sheet at January 3, 1998 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. For further information, refer to the Company's consolidated financial statements and footnotes for the year ended January 3, 1998 included in the Company's Form 10-K for the year then ended.

      SUMMARIZED FINANCIAL INFORMATION---The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand alone basis. Clark-Schwebel, Inc. is a wholly owned subsidiary of Clark-Schwebel Holdings, Inc. and its separate financial statements are not included or filed separately because management has determined that they would not be material to investors. The balance sheet information is as of April 4, 1998 and the income statement information is for the three months ended April 4, 1998.

                                                       1998
                                                     --------
Current assets ................................      $ 80,881
Noncurrent assets .............................       170,278
                                                     --------
Total assets ..................................      $251,159
                                                     ========
Current liabilities ...........................      $ 46,552
Noncurrent liabilities ........................       137,610
Equity ........................................        66,997
                                                     --------
Total liabilities and equity ..................      $251,159
                                                     ========
Net sales .....................................      $ 60,418
Gross profit ..................................        15,203
Income from continuing operations .............         5,669
Net income ....................................      $  5,669
                                                     ========
Dividends paid to Clark-Schwebel Holdings, Inc.      $  2,411
                                                     ========

       All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of the lenders under the Credit Agreement. The amount of unrestricted net assets at April 4, 1998 was $60,465, which represents the book value of the foreign equity investments ($59,462) and distributions received in the form of cash from the foreign equity investments ($1,003).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Following is a summary of the significant accounting policies used in the preparation of the financial statements of the Company.

     BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its operating company and wholly-owned subsidiary, Clark-Schwebel, Inc. All material intercompany amounts and transactions have been eliminated.

     FISCAL YEAR - The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to December 31. Accordingly, the interim periods will also be reported on the Saturday closest to the calendar quarter end. The fiscal year ended January 2, 1999 is referred to herein as 1998. The fiscal year ended January 3, 1998 is referred to herein as 1997. The 1998 fiscal year consists of 52 weeks, while the 1997 fiscal year consisted of 53 weeks.

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

         Land improvements ........................  10 to 20 years
         Buildings and improvements................  20 to 40 years
         Machinery and equipment...................   3 to 11 years

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

     GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the Acquisition of the Company from Springs Industries in April 1996. Goodwill recorded from the Acquisition was $45,128, and is being amortized on a straight-line basis over a period of 40 years.


3.   LONG-TERM  DEBT

        Long-term debt consisted of the following:

                                                                             January 3,    April 4,
                                                                                1998         1998
                                                                             --------      --------
             Senior Notes, payable in 2006, interest at 10.5% .........      $110,000      $110,000
             Senior Debentures, payable in 2007, interest at 12.5% ....        45,994        45,994
             Revolving Credit Agreement, due 2002, interest at variable
                 Rates ................................................             0             0
                                                                             --------      --------
             Total ....................................................       155,994       155,994
             Less current maturities ..................................             0             0
                                                                             --------      --------
             Long-term debt ...........................................      $155,994      $155,994
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

     The Company has a $65.0 million Revolving Credit Facility under the Credit Agreement. The Company pays a quarterly commitment fee equal to 0.25% on the unused portion of the Revolving Credit Facility, which was $65.0 million at April 4, 1998.

       The Revolving Credit Facility, the Senior Notes, and the Senior Debentures contain certain restrictive covenants which provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility covenants also require maintenance of certain financial ratios. At April 4, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other long-term debt is owed at the Clark-Schwebel, Inc., operating company level, and guaranteed by Clark-Schwebel Holdings, Inc.

       No principal payments are required on any long-term debt in the next five years.


4.  INVENTORIES

       Inventories consisted of the following:

                                                                         January 3,     April 4,
                                                                            1998          1998
                                                                         --------       --------
           Finished goods .........................................      $ 12,301       $ 13,364
           Raw material and supplies ..............................         8,854          9,918
           In process .............................................        15,317         15,489
                                                                         --------       --------
           Total at standard cost (which approximates average cost)        36,472         38,771
           Less LIFO reserve ......................................        (1,575)        (1,959)
                                                                         --------       --------
           Inventories, net .......................................      $ 34,897       $ 36,812
                                                                         ========       ========


5. CONVERSION OF CS-INTERGLAS AG ("INTERGLAS") NOTE RECEIVABLE AND OPTION TO PURCHASE A CONTROLLING INTEREST IN INTERGLAS

       On March 31, 1998, the Company notified CS-Interglas of its intent to convert its 20 million Deutsche mark convertible notes (the "Convertible Notes") into CS-Interglas common stock. The conversion will increase the Company's ownership of the outstanding common stock of Interglas from 24.9% to 41.9% on June 30, 1998, the date on which the conversion becomes effective. The conversion is subject to the review and approval of the German Merger Control Authorities. Interglas manufactures fiber glass, aramid and carbon fabrics in Europe, with plants in Germany, Belgium, England and France. CS-Interglas sales for the fiscal year ended June 30, 1997 were $154 million.

      On March 31, 1998, the Company also entered into an agreement with the Deschler-Group, the Company's joint venture partner in Interglas who, following the Company's Convertible Notes conversion described above, will also own 41.9% of the outstanding common stock of Interglas. Under this agreement, the Company will purchase 1.7% of Interglas' common stock from the Deschler-Group for 4.75 million Deutsche marks. This purchase will increase the Company's ownership in Interglas from 41.9% to 43.6%. Additionally, the Company obtained two options from the Deschler-Group to purchase additional Deschler-Group shares of Interglas. The first option allows the Company to purchase an additional 6.4% of Interglas' common stock from the Deschler-Group on or before January 10, 1999, which, if exercised, will give the Company control of Interglas. The second option allows the Company to purchase the remaining share holdings of the Deschler-Group at any time through December 31, 1999. The Company's purchase of additional shares in CS-Interglas is subject to the review and approval of the German Merger Control Authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information should be read in conjunction with the consolidated financial statements and the notes thereto. It compares the results of operations of Clark-Schwebel Holdings, Inc. for the three months ended April 4, 1998 to the three months ended March 29, 1997.

GENERAL

       First quarter 1998 results reflected improvement in operating income, despite a small decrease in net sales, when compared to the same period in 1997. Shipments of fiber glass fabric began the year strong, but demand softened during the latter part of the quarter due primarily to what management believes is an industry-wide inventory correction in the electronics industry. Sales of high performance fabrics were also off from last year. Operating income increased as a result of a favorable sales mix and improved pricing. Management is unable to predict when the electronics industry will emerge from the slowdown, but believes that current conditions are temporary in nature.

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

NET SALES

       Net sales for the first quarter of 1998 decreased $1.8 million, or 2.9%, to $60.4 million from $62.2 million. Overall fiber glass sales were down by $0.7 million, or 1.4%, while high performance sales declined by $1.1 million, or 10.5%. Sales of electronic fiber glass decreased by a modest 0.7%, while sales of composite material fiber glass decreased by 3.6% when compared to 1997. Lower demand for coating & laminating and scrims products was partially offset by higher sales to the aerospace industry, which primarily accounted for the net decrease in sales of composite material fiber glass. The decrease in high performance sales resulted from a decline in sales to the military ballistics market.

GROSS PROFIT

       Gross profit for the first quarter of 1998 increased $1.6 million, or 11.8%, to $15.2 million from $13.6 million. Gross profit as a percentage of net sales improved to 25.2% in 1998 from 21.9% in 1997. The improvement in gross profit resulted primarily from a shift in sales mix weighted more towards higher margin fiber glass fabrics, and improved pricing.

SG&A

       Selling, general, and administrative expenses increased $0.5 million, or 13.4% to $4.4 million from $3.9 million. As a percentage of net sales, SG&A expenses increased to 7.3% in 1998 from 6.3% in 1997. The increase in SG&A expenses resulted primarily from increased compensation and fringe benefits.

OPERATING INCOME

       Operating income increased $1.1 million to $10.8 million in the first quarter of 1998 from $9.7 million in the same period a year ago. As a percentage of net sales, operating income was 17.8%, up from 15.6% in 1997. The increase gross profit was primarily responsible for the increase in operating income.

INTEREST EXPENSE

       Interest expense incurred by the Company in the first quarter of 1998 was $4.5 million compared to $3.3 million in the first quarter of 1997. Interest expense increased in the first quarter of 1998 because of interest related to the Senior Debentures which were issued on August 14, 1997.

INCOME FROM EQUITY INVESTEES, NET

       Income from equity investees, net, increased by $0.4 million to $1.0 million from $0.6 million in the first quarter of 1997. An increase in the operating results reported by Asahi-Schwebel, coupled with the Company's increased ownership in Asahi-Schwebel

(43.3% in 1998 compared to 39% in 1997), primarily caused the increase in equity income. Results reported by CS-Interglas were slightly higher than last year's results, while results for CS Tech Fab were slightly lower.

The equity investment balance as of April 4, 1998 decreased by $1.8 million from the January 4, 1998 balance sheet. The decline resulted primarily from a strengthening U.S. dollar relative to the German mark (the functional currency for CS-Interglas) and the Japanese yen (the functional currency for Asahi-Schwebel) The decline in currency translation more than exceeded equity income recorded in the first quarter of 1998. The effect of foreign currency translation had no impact on the Company's results of operations or cash flows in the first quarter of 1998.

NET INCOME

       Net income in the first quarter of 1998 increased by $0.4 million, or 8.7%, to $4.8 million from $4.4 million in the first quarter of 1997. The increase in net income resulted from increased operating income ($1.1 million), increased income from equity investees, net ($0.4 million), and decreased income tax expense ($0.1 million), which were partially offset by the increase in interest expense ($1.2 million).

LIQUIDITY AND CAPITAL RESOURCES

DESCRIPTION OF INDEBTEDNESS

       The Company had the following long-term debt at April 4, 1998: a $65.0 million Revolving Credit Facility under the Credit Agreement, none of which was drawn at quarter end, $110.0 million in Senior Notes, and $46.0 million in Senior Debentures. The Revolving Credit Facility is available for working capital and general corporate purposes and matures in April 2002. Substantially all of the assets of Clark-Schwebel, Inc. (the "Operating Company") are subject to liens in favor of the Credit Agreement lenders. The interest rate per annum is variable and based upon (i) a Base Rate (defined in the Credit Agreement) or
(ii) LIBOR plus a margin which varies based upon the Company's financial performance. The margin over LIBOR at April 4, 1998 was 0.75%.

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

       The Company's ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Credit Agreement and the indentures governing the Senior Notes and Senior Debentures. Additionally, such terms provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers and consolidations. The Credit Facility also requires the maintenance of certain financial ratios. At April 4, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other debt is incurred at the Operating Company level.

       All assets of Clark-Schwebel, Inc. represent restricted net assets under the Credit Agreement with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of the lenders under the Credit Agreement. The amount (in thousands) of unrestricted net assets at April 4, 1998 was $60,465, which represents the book value of the foreign equity investments ($59,462) and distributions received in the form of cash from the foreign equity investments ($1,003).

CONVERSION OF CS-INTERGLAS AG ("INTERGLAS") NOTE RECEIVABLE AND OPTION TO PURCHASE A CONTROLLING INTEREST IN INTERGLAS

       On March 31, 1998, the Company notified CS-Interglas of its intent to convert its 20 million Deutsche mark convertible notes (the "Convertible Notes") into CS-Interglas common stock. The conversion will increase the Company's ownership of the outstanding common stock of Interglas from 24.9% to 41.9% on June 30, 1998, the date on which the conversion becomes effective. The conversion is subject to the review and approval of the German Merger Control Authorities. Interglas manufactures fiber glass, aramid and carbon fabrics in Europe, with plants in Germany, Belgium, England and France. CS-Interglas sales for the fiscal year ended June 30, 1997 were $154 million.

       On March 31, 1998, the Company also entered into an agreement with the Deschler-Group, the Company's joint venture partner in Interglas who, following the Company's Convertible Notes conversion described above, will also own 41.9% of the outstanding common stock of Interglas. Under this agreement, the Company will purchase 1.7% of Interglas' common stock from the Deschler-Group for 4.75 million Deutsche marks. This purchase will increase the Company's ownership in Interglas from 41.9% to 43.6%. Additionally, the Company obtained two options from the Deschler-Group to purchase additional Deschler-Group shares of Interglas. The first option allows the Company to purchase an additional 6.4% of Interglas' common stock from the Deschler-Group on or before January 10, 1999, which, if exercised, will give the Company control of Interglas. The second option allows the Company to purchase the remaining share holdings of the Deschler-Group at any time through December 31, 1999. The Company's purchase of additional shares in CS-Interglas is subject to the review and approval of the German Merger Control Authorities.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

       Cash provided by operating activities in the first quarter of 1998 was $19.0 million, compared with $9.0 million provided in the same period a year ago. Cash provided by operating activities increased due to effective working capital management The Company spent $0.9 million on capital additions during the quarter, compared to $1.7 million in 1997. The Company typically makes capital expenditures to enhance capacity and improve manufacturing facilities and processing equipment. The Company anticipates that capital spending in 1998 will be slightly below the levels experienced in 1997. As of April 4, 1998, the Company had cash and cash equivalents of approximately $18.2 million. In addition, the Company had $65.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the quarter with net debt of $144.3 million, consisting of $110.0 million in Senior Notes, $46.0 in Senior Debentures, $6.5 million in accrued interest, less $18.2 million in cash and cash equivalents.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)        Exhibits.

                  Exhibit 27 - Financial Data Schedule
                                 (electronic filing only)

       (b)        Reports on Form 8-K.

                  No report was filed during the quarter ended April 4, 1998 on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CLARK-SCHWEBEL HOLDINGS, INC.
                                          --------------------------------------
                                                     (Registrant)


Date May 15, 1998                              /s/  William D. Bennison
     -------------------------            --------------------------------------
                                          Name:  William D. Bennison
                                          Title:   President

Date May 15, 1998                              /s/  Donald R. Burnette
     -------------------------            --------------------------------------
                                          Name: Donald R. Burnette
                                          Title: Vice President and Chief
                                                 Financial Officer

                                  EXHIBIT INDEX


Exhibit 27       Financial Data Schedule
                  (electronic filing only)