Form 10-Q
period 1998-07-04
CLARK SCHWEBEL HOLDINGS INC
filed 1998-08-18
CIK 1015571

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended  July 4, 1998    or
                                ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ended                    to
                                     ------------------     --------------------

Commission file number                   333-4723
                      ---------------------------------------------------------

                          CLARK-SCHWEBEL HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                       13-3883016
--------------------------------------              ----------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


          2200 South Murray Avenue, Anderson, SC                  29622
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

      Yes            X             No
           ---------------------       ----------------------


As of July 4, 1998, there were 9,000 shares outstanding of common stock of Clark-Schwebel Holdings, Inc.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                         FORM 10-Q QUARTERLY REPORT FOR
                        FISCAL QUARTER ENDED JULY 4, 1998

                                TABLE OF CONTENTS

                                                                                           PAGE NO.

PART I - FINANCIAL INFORMATION:

     ITEM 1.        Financial Statements:                                                     3

                    Consolidated Balance Sheets as of
                    January 3, 1998 and July 4, 1998.                                         4

                    Consolidated Statements of Income for the
                    Three and Six Months ended July 4, 1998 and
                    June 28, 1997.                                                            5

                    Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income as of January 3, 1998 and July 4, 1998.              6

                    Consolidated Statements of Cash Flows for the
                    Six Months ended July 4, 1998 and June 28, 1997.                          7

                    Notes to Condensed and Consolidated Financial Statements.                 8

     ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                                     13

     ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk.              26

PART II - OTHER INFORMATION:

     ITEM 6.        Exhibits and Reports on Form 8-K.                                        27

SIGNATURES                                                                                   28

EXHIBITS

     Exhibit 2.1    Merger Agreement, dated as of July 24, 1998, by and among
                    Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company,
                    L.L.C., Vestar Equity Partners, L.P., EQ Corporation, and
                    Equilease Holding Corporation.

     Exhibit 10.12 Heads of Agreement, dated as of March 31, 1998, by and between Clark-Schwebel International, Inc. and Deschler
                    Group.

     Exhibit 10.13 Forms of Employment Agreement, effective as of June 1, 1998, by and between Clark-Schwebel, Inc. and the following executives: Jack P. Schwebel, William D. Bennison, Richard
                    C. Wolfe, Donald R. Burnette, William H. Boyles, Dieter R.
                    Wachter, and Harvey A. Morse.

     Exhibit 27     Financial Data Schedule
                    (electronic filing only)

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

       (See Pages 4 - 12 - This page is intentionally left blank)

                          CLARK-SCHWEBEL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 3, 1998 AND JULY 4, 1998
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA

                                                                           JANUARY 3,       JULY 4
                                                                              1998           1998
                                                                              ----           ----
                                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
            Cash and cash equivalents ................................     $     147      $  14,175
            Accounts receivable, net .................................        28,527         22,153
            Inventories, net .........................................        34,897         35,799
            Other ....................................................           235            615
                                                                           ---------      ---------
                  Total current assets ...............................        63,806         72,742
                                                                           ---------      ---------
PROPERTY, PLANT AND EQUIPMENT ........................................        72,133         74,565
      Accumulated depreciation .......................................       (12,540)       (16,623)
                                                                           ---------      ---------
            Property, plant and equipment, net .......................        59,593         57,942
                                                                           ---------      ---------
EQUITY INVESTMENTS ...................................................        65,411         65,341
GOODWILL .............................................................        43,205         42,641
OTHER ASSETS .........................................................         5,702          5,327
                                                                           ---------      ---------
TOTAL ASSETS .........................................................     $ 237,717      $ 243,993
                                                                           =========      =========
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
            Accounts payable .........................................     $  19,806      $  22 994
            Accrued liabilities ......................................        16,706         15,261
            Deferred tax liabilities -- current ......................         2,370          2,370
                                                                           ---------      ---------
                  Total current liabilities ..........................        38,882         40,625
                                                                           ---------      ---------
LONG-TERM DEBT .......................................................       155,994        155,994
DEFERRED TAX LIABILITIES .............................................        20,575         19,578
LONG-TERM BENEFIT PLANS AND OTHER ....................................         4,139          4,139
COMMITMENTS AND CONTINGENCIES.........................................
                                                                           ---------      ---------
TOTAL LIABILITIES ....................................................       219,590        220,336
                                                                           ---------      ---------
EQUITY:
            Common stock (par value per share - $.01) - 100,000 shares
               authorized, 9,000 shares issued and outstanding .......         9,000          9,000
            Retained earnings ........................................        13,664         22,310
            Cumulative translation adjustment ........................        (4,537)        (7,653)
                                                                           ---------      ---------
                  Total equity .......................................        18,127         23,657
                                                                           ---------      ---------
TOTAL LIABILITIES AND EQUITY .........................................     $ 237,717      $ 243,993
                                                                           =========      =========



                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (UNAUDITED-DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDING           SIX MONTHS ENDING
                                               -------------------           -----------------
                                              JUNE 28,      JULY 4,        JUNE 28,       JULY 4,
                                                1997         1998           1997           1998
                                             ---------     ---------     ----------     ---------
Net sales .................................. $ 61,061      $ 51,246      $ 123,299      $ 111,664
Cost of goods sold .........................   47,217        39,331         95,851         84,546
                                             --------      --------      ---------      ---------
Gross profit ...............................   13,844        11,915         27,448         27,118
Selling, general and administrative
     expenses ..............................    3,825         3,593          7,727          8,016
                                             --------      --------      ---------      ---------
     Operating income ......................   10,019         8,322         19,721         19,102

Other income (expense):
     Interest expense ......................   (3,147)       (4,377)        (6,427)        (8,885)
     Other, net ............................       (3)            0             (3)            (2)
                                             --------      --------      ---------      ---------
Income before income taxes .................    6,869         3,945         13,291         10,215
Provision for income tax ...................   (2,824)       (1,540)        (5,475)        (4,090)
Income from equity investees, net ..........      944         1,450          1,582          2,521
                                             --------      --------      ---------      ---------
Net income .................................    4,989         3,855          9,398          8,646
Accrued dividends on preferred stock .......   (1,225)            0         (2,416)             0
                                             --------      --------      ---------      ---------
     Net income applicable to common
     shares................................. $  3,764         3,855      $   6,982      $   8,646
                                             ========      ========      =========      =========

                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                      PREFERRED STOCK        COMMON STOCK                                   CUMULATIVE
                                      ---------------       ------------        RETAINED                   TRANSLATION  OMPREHENSIVE
                                      SHARE     AMOUNT    SHARES      AMOUNT    EARNINGS    ADJUSTMENT        TOTAL        INCOME
                                      -----     ------    ------      ------    --------    ----------        -----        ------
Balance at December 28, 1996           1,000   $ 35,000     9,000    $ 9,178      $  7,005    $ (1,350)     $ 49,833     $ 8,792
Repayment of management loans                                            822                                     822
Net income                                                                          18,515                    18,515      18,515
Accrued preferred stock dividend                                                    (2,856)                   (2,856)
Redemption of preferred stock         (1,000)   (35,000)              (1,000)       (9,000)                  (45,000)
Cumulative translation adjustment                                                               (3,187)       (3,187)     (3,187)
                                     -------   --------   -------    -------     ---------    --------      --------     -------
Balance at January 3, 1998                 0   $      0     9,000    $ 9,000      $ 13,664    $ (4,537)     $ 18,127     $24,120
                                     =======   ========   =======    =======      ========    ========      ========     =======

Net income (Unaudited)                                                               4,791                     4,791       4,791

Cumulative translation adjustment
  (Unaudited)                                                                                   (2,175)       (2,175)     (2,175)
                                     -------   --------   -------    -------     ---------    --------      --------     -------
Balance at April 4, 1998 (Unaudited        0   $      0     9,000    $ 9,000      $ 18,455    $ (6,712)     $ 20,743     $26,736
                                     =======   ========   =======    =======      ========    ========      ========     =======
Net Income (Unaudited)                                                               3,855                     3,855       3,855
Cumulative translation adjustment
  (Unaudited)                                                                                     (941)         (941)       (941)
                                     -------   --------   -------    -------      --------    --------      --------     -------
Balance at July 4, 1998 (Unaudited)        0   $      0     9,000    $ 9,000      $ 22,310    $ (7,653)     $ 23,657     $29,650
                                     =======   ========   =======    =======      ========    ========      ========     =======




                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED-DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDING
                                                                                        -----------------
                                                                                       JUNE 28,     JULY 4,
                                                                                        1997         1998
                                                                                      ---------   ---------
OPERATING ACTIVITIES:
      Net income ...............................................................     $  9,398      $  8,646
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization of goodwill
              and unearned revenue .............................................        4,562         4,906
           Amortization of deferred financing cost .............................          417           404
           Deferred tax provision ..............................................         (595)         (676)
           Income from equity investments, net .................................       (1,540)       (2,521)
           Loss on sale of equipment ...........................................           11             7
           Changes in assets and liabilities, net of the effects of the purchase of the company:
                 Accounts receivable ...........................................         (557)        6,374
                 Inventories ...................................................       (4,130)         (902)
                 Prepaid expenses and other ....................................           98          (320)
                 Accounts payable ..............................................        7,525         3,188
                 Accrued liabilities ...........................................         (570)       (1,445)
           Other ...............................................................           (6)           (1)
                                                                                     --------      --------
                    Net cash provided by operating activities ..................       14,613        17,660
                                                                                     --------      --------
INVESTING ACTIVITIES:
      Purchases of equipment ...................................................       (3,541)       (2,723)
      Proceeds from sale of equipment ..........................................        1,494            25
      Additional investment in CS-Interglas ....................................            0        (2,643)
                                                                                     --------      --------
                    Net cash used in investing activities ......................       (2,047)       (5,341)
                                                                                     --------      --------
FINANCING ACTIVITIES:
      Principal payments under long-term debt and
           capital lease obligations ...........................................       (2,301)            0
      Proceeds from repayment of loans to management
           Investor ............................................................           23             0
      Dividends received from ASCO .............................................            0         1,709
                                                                                     --------      --------
                    Net cash (used in) provided by
                    financing activities .......................................       (2,278)        1,709
                                                                                     --------      --------
NET CHANGE IN CASH .............................................................       10,288        14,028
CASH, BEGINNING OF PERIOD ......................................................        4,064           147
                                                                                     --------      --------
CASH, END OF PERIOD ............................................................     $ 14,352      $ 14,175
                                                                                     ========      ========
CASH PAID FOR INTEREST .........................................................     $  6,030      $  8,269
                                                                                     ========      ========
CASH PAID FOR TAXES ............................................................     $  6,372      $  4,914
                                                                                     ========      ========


Noncash Transaction: The company accrued dividends on preferred stock of $2,416 for the period of December 29, 1996 - June 28, 1997.




                 See notes to consolidated financial statements.

                          CLARK-SCHWEBEL HOLDINGS, INC.
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the assets, liabilities and results of operations as of July 4, 1998 and for the period from January 4, 1998 to July 4, 1998 of Clark-Schwebel Holdings, Inc. The Company's primary asset is all of the capital stock of Clark-Schwebel, Inc., its operating company. The statements also include the assets and liabilities of the Company as of January 3, 1998, and the Company's results of operations for the period from December 29, 1996 to June 28, 1997.

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

      SUMMARIZED FINANCIAL INFORMATION -- The following table provides summarized financial information for Clark-Schwebel, Inc., the operating company, on a stand-alone basis. Clark-Schwebel, Inc. is a wholly owned subsidiary of Clark-Schwebel Holdings, Inc. and its separate financial statements are not included or filed separately because management has determined that they would not be material to investors. The balance sheet information is as of July 4, 1998 and the income statement information is for the six months ended July 4, 1998.


                                                      1998

                                                    --------
Current assets ................................     $ 72,742
Noncurrent assets .............................      171,251
                                                    --------
Total assets ..................................     $243,993
                                                    ========

Current liabilities ...........................     $ 37,986
Noncurrent liabilities ........................      135,189
Equity ........................................       70,818
                                                    --------
Total liabilities and equity ..................     $243,993
                                                    ========

Net sales .....................................     $111,664
Gross profit ..................................       27,118
Income from continuing operations .............       10,431
Net income ....................................     $ 10,431
                                                    ========
Dividends paid to Clark-Schwebel Holdings, Inc.     $  2,411
                                                    ========

     All assets of Clark-Schwebel, Inc. represent restricted net assets with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of the lenders under the Credit Agreement. The amount of unrestricted net assets at July 4, 1998 was $61,295, which represents the book value of the foreign equity investments ($61,225) and distributions received in the form of cash from the foreign equity investments, net of restricted payments to increase equity ownership in foreign equity investments ($70).

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

Land improvements ................................ 10 to 20 years
Buildings and improvements ....................... 20 to 40 years
Machinery and equipment ..........................  3 to 11 years

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

3.   LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                              January 3,    July 4,
                                                                                1998         1998

                                                                              --------     --------
      Senior Notes, payable in 2006, interest at 10.5% ..................     $110,000     $110,000
      Senior Debentures, payable in 2007, interest at 12.5% .............       45,994       45,994
      Revolving Credit Agreement, due 2002, interest at variable
         rates ..........................................................            0            0
                                                                              --------     --------
      Total .............................................................      155,994      155,994

      Less current maturities ...........................................            0            0
                                                                              --------     --------
      Long-term debt ....................................................     $155,994     $155,994
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

     The Senior Debentures accrue interest at a fixed rate of 12.5% per annum with interest payable semiannually in arrears on January 15 and July 15 to the extent permitted by the Credit Agreement and the indenture governing the Senior Notes. If the Company is unable to pay interest in cash due to the prohibitions contained in the Credit Agreement or such indenture, interest on the Senior Debentures would be payable in additional Senior Debentures. The Senior Debentures will not be redeemable at the Company's option prior to July 15, 2002, except in the event of a public equity offering of the Company, or a change of control or subsidiary change of control after January 15, 1998. See
Note 6.

     The Company has a $65.0 million Revolving Credit Facility under the Credit Agreement. The Company pays a quarterly commitment fee equal to 0.25% on the unused portion of the Revolving Credit Facility, which was $65.0 million at July 4, 1998.

     The Revolving Credit Facility, the Senior Notes, and the Senior Debentures contain certain restrictive covenants which provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers, and consolidations. The bank facility covenants also require maintenance of certain financial ratios. At July 4, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other long-term debt is owed at the Clark-Schwebel, Inc., operating company level, and guaranteed by Clark-Schwebel Holdings, Inc.

     No principal payments are required on any long-term debt in the next five years.

4.   INVENTORIES

        Inventories consisted of the following:


                                                             January 3,      July 4,
                                                               1998           1998
                                                             ----------    ---------
Finished goods .........................................     $ 12,301      $ 11,511
Raw material and supplies ..............................        8,854        10,384
In process .............................................       15,317        15,853
                                                             --------      --------
Total at standard cost (which approximates average cost)       36,472        37,748
Less LIFO reserve ......................................       (1,575)       (1,949)
                                                             --------      --------
Inventories, net .......................................     $ 34,897      $ 35,799
                                                             ========      ========

5. CONVERSION OF CS-INTERGLAS AG ("INTERGLAS") NOTE RECEIVABLE AND OPTION TO PURCHASE A CONTROLLING INTEREST IN INTERGLAS

     On March 31, 1998, the Company notified CS-Interglas of its intent to convert its 20 million Deutsche mark convertible notes (the "Convertible Notes") into CS-Interglas common stock. Effective June 30, 1998, the conversion increased the Company's ownership of the outstanding common stock of Interglas from 24.9% to 41.9%. The conversion was approved by the German Merger Control Authorities. Interglas manufactures fiber glass, aramid and carbon fabrics in Europe, with plants in Germany, Belgium, England and France. CS-Interglas sales for the fiscal year ended June 30, 1997 were $154 million.

     On March 31, 1998, the Company also entered into an agreement (the "Interglas Purchase Agreement") with the Deschler-Group, the Company's joint venture partner in Interglas who, following the Company's Convertible Notes conversion described above, owns 41.9% of the outstanding common stock of Interglas. Under the Interglas Purchase Agreement, the Company purchased 1.7% of Interglas' common stock from the Deschler-Group for 4.75 million Deutsche marks (approximately $2.6 million) on June 30, 1998. This purchase increased the Company's ownership in Interglas from 41.9% to 43.6%. The Company's purchase of additional shares in CS-Interglas was approved by the German Merger Control Authorities. Additionally, pursuant to the Interglas Purchase Agreement, the Company obtained two options from the Deschler-Group to purchase additional shares of Interglas held by the Deschler-Group. The first option allows the Company to purchase an additional 6.4% of Interglas' common stock from the Deschler-Group on or before January 10, 1999, which, if exercised, will give the Company control of Interglas. The second option allows the Company to purchase the remaining shares of Interglas held by the Deschler-Group at any time through December 31, 1999.

6.   SUBSEQUENT EVENTS

HEXCEL CORPORATION AGREES TO ACQUIRE ASSETS OF CLARK-SCHWEBEL

Through two separate transactions, Hexcel Corporation ("Hexcel") has agreed to acquire certain assets and operating liabilities of Clark-Schwebel, Inc. In the first transaction, Vestar Capital Partners and Management Investors have agreed to sell the stock of the Clark-Schwebel Holdings, Inc. ("Holdings") to Stamford C-S Acquisition Corp. ("Stamford") for an enterprise value of approximately $488 million, less debt and transaction expenses. Stamford then immediately agreed to sell certain assets and operating liabilities of Clark-Schwebel, Inc. (the "Company") to Hexcel for $453 million. Stamford will retain $60 million of property, plant and equipment to be leased to Hexcel under a long-term capital lease. Both transactions are expected to close in the third quarter, subject to customary conditions to closing and required regulatory approvals.

CLARK-SCHWEBEL AND PARENT COMPANY LAUNCH CASH TENDER OFFERS AND CONSENT SOLICITATIONS FOR NOTES AND DEBENTURES

As part of the sale described above, the Company and Holdings launched cash tender offers and consent solicitations for their notes and debentures.

       Pursuant to the tender offers, the Company and Holdings, respectively, have offered to repurchase:

       1. all $110,000,000 of the 10 1/2% Senior Notes of the Company due 2006. The purchase price offered for each $1,000 principal amount tendered is based on a fixed spread of 50 basis points over the yield of the 6 1/4% U.S. Treasury Notes due March 31, 2001, plus accrued unpaid interest on the notes, minus the consent payment described below.

       2. all $45,994,000 of the 12 1/2% Senior Debentures of Holdings due 2007. The purchase price offered for each $1,000 principal amount tendered is $1,067.50 plus accrued unpaid interest on the debentures, minus the consent payment described below.

Concurrent with the tender offers, the issuers will be soliciting consents to eliminate or modify substantially all of the convenants in the indentures governing the notes and the debentures. Holders who tender their notes and debentures will be required to consent to the proposed amendments.

The Company has offered to make consent payments of $25 per $1,000 principal amount to the holders of the notes and debentures who tender their securities and deliver their consents at or prior to 5:00 p.m. New York City time on the consent date.

The Company and Holdings expect to purchase the tendered notes and debentures with borrowings under proceeds from stock sale.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto. It compares the results of operations of Clark-Schwebel Holdings, Inc. (the "Company") for the three months ended July 4, 1998 to the three months ended June 28, 1997. The accompanying analysis also compares the results of operations of the Company for the six months ended July 4, 1998 to the six months ended June 28, 1997.

GENERAL

     Second quarter 1998 results reflect a decline in both sales and operating income when compared to the same period in 1997. Shipments of fiber glass fabric were below last year due primarily to what management believes is an industry-wide inventory correction in the electronics industry. Sales of high performance fabrics were also below last year. Operating income decreased as a result of the decline in sales, despite a generally favorable sales mix and improved pricing. Management is unable to predict when the electronics industry will emerge from the slowdown, but believes that current conditions are temporary in nature.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

NET SALES

     Net sales for the second quarter of 1998 decreased $9.8 million, or 16.1%, to $51.3 million from $61.1 million. Overall fiber glass sales were down by $6.6 million, or 13.0%, while high perfomance sales declined by $3.2 million, or 30.5%. Sales of electronic fiber glass decreased by 15.7%, while sales of composite material fiber glass decreased by 4.5% when compared to 1997. The Company experienced declines in both lightweight and heavyweight electronics fiber glass sales compared to the second quarter of 1997 due to the industry-wide inventory correction in the electronics industry. Lower demand for coating & laminating and scrims products were partially offset by higher demand from the aerospace industry, which primarily accounted for the decreased sales of composite material fiber glass. The decrease in high performance sales resulted primarily from a decline in sales to both the military and civilian ballistics markets. These declines were partially offset by increased high performance sales to the aerospace market.

GROSS PROFIT

     Gross profit for the second quarter of 1998 decreased $1.9 million, or 13.9%, to $11.9 million from $13.8 million. Gross profit as a percentage of net sales improved to 23.3% in 1998 from 22.7% in 1997. The decrease in gross profit resulted from the decrease in net sales previously noted. The improvement in gross profit as a percentage of net sales resulted primarily from a shift in sales mix weighted more towards higher margin fiber glass fabrics.

SG&A

     Selling, general, and administrative expenses decreased $0.2 million, or 6.1% to $3.6 million from $3.8 million. As a percentage of net sales, SG&A expenses increased to 7.0% in 1998 from 6.3% in 1997. The decrease in SG&A expenses resulted primarily from decreased freight costs due to the decrease in sales, while the increase in SG&A expenses as a percentage of net sales resulted from the decrease in net sales previously noted.

OPERATING INCOME

     Operating income decreased $1.7 million, or 16.9%, to $8.3 million in the second quarter of 1998 from $10.0 million in the same period a year ago. As a percentage of net sales, operating income was 16.2%, down modestly from 16.4% in 1997. The decrease in gross profit was primarily responsible for the decrease in operating income.

INTEREST EXPENSE

     Interest expense incurred by the Company in the second quarter of 1998 was $4.4 million compared to $3.1 million in the second quarter of 1997. Interest expense increased in the second quarter of 1998 because of interest related to the Senior Debentures that were issued on August 14, 1997.

INCOME FROM EQUITY INVESTEES, NET

     Income from equity investees, net, increased by $0.5 million to $1.4 million from $0.9 million in the second quarter of 1997. An increase in the operating results reported by Asahi-Schwebel, coupled with the Company's increased ownership in Asahi-Schwebel (43.3% in 1998 compared to 39% in 1997), primarily caused the increase in equity income. This increase in equity income was partially offset by the results reported by CS-Interglas, which were slightly lower than last year's comparable results, and the results for CS Tech Fab, which were also slightly lower.

The equity investment balance as of July 4, 1998 increased by $1.8 million from the April 4, 1998 balance sheet. The increase resulted primarily from the purchase of an additional 1.7% common equity interest in CS-Interglas for approximately $2.6 million in June 1998, and the strong equity earnings recorded in the second quarter of 1998, as noted above. However, these increases were partially offset by a dividend distribution of $1.7 million received by the Company in June 1998 from Asahi-Schwebel, and a decrease in the equity investment balance of $1.4 million in the second quarter of 1998 due to foreign currency translation adjustments. The effect of foreign currency translation had no impact on the Company's results of operations or cash flows in the second quarter of 1998.

NET INCOME

     Net income in the second quarter of 1998 decreased by $1.1 million, or 22.7%, to $3.9 million from $5.0 million in the second quarter of 1997. The decrease in net income resulted from decreased operating income ($1.7 million) and the increase in interest expense ($1.2 million). These results were partially offset by increased income from equity investees, net ($0.5 million), and decreased income tax expense ($1.3 million).

RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

NET SALES

     Net sales for the six months ended July 4, 1998 decreased $11.6 million, or 9.4%, to $111.7 million from $123.3 million for the same period in 1997. Overall fiber glass sales decreased by $7.3 million, or 7.1%, while high performance sales decreased by $4.3 million, or 20.6%. Sales of electronic fiber glass decreased 8.1%, while sales of composite material fiber glass decreased by 4.1% when compared to the first six months in 1997. Sales of electronic fiber glass fabric were negatively impacted by the industry-wide inventory correction that slowed sales in the second quarter. Lower demand for coating & laminating and scrims products were partially offset by higher demand from the aerospace industry, which primarily accounted for the decreased sales of composite material fiber glass. The decrease in high performance sales resulted primarily from a decline in sales to both the military and civilian ballistics markets. These declines were partially offset by increased high performance sales to the aerospace market.

GROSS PROFIT

     Gross profit for the first half of 1998 decreased $0.3 million, or 1.2%, to $27.1 million from $27.4 million in 1997. Gross profit as a percentage of net sales improved to 24.3% in 1998 from 22.3% in 1997. The decrease in gross profit resulted from the decrease in net sales previously noted. The improvement in gross profit as a percentage of net sales resulted primarily from a shift in sales mix weighted more towards higher margin fiber glass fabrics.

SG&A

     Selling, general, and administrative expenses for the first half of 1998 increased modestly by $0.3 million, or 3.7% to $8.0 million from $7.7 million in 1997. As a percentage of net sales, SG&A expenses increased to 7.2% in 1998 from 6.3% in 1997. The increase in SG&A expenses resulted primarily from increased compensation and fringe benefit costs, which were partially offset by decreased freight costs in the second quarter. The increase in SG&A expenses as a percentage of net sales resulted primarily from the decrease in net sales previously noted.

OPERATING INCOME

     As a result of the above factors, operating income for the first half of 1998 decreased by $0.6 million, or 3.1%, to $19.1 million from $19.7 million in 1997. As a percentage of net sales, operating income increased to 17.1% in the first half of 1998 from 16.0% in 1997.

INTEREST EXPENSE

     Interest expense incurred by the Company in the first six months of 1998 was $8.9 million compared to $6.4 million in 1997. Interest expense increased during the first half of 1998 because of interest related to the Senior Debentures that were issued on August 14, 1997.

INCOME FROM EQUITY INVESTEES, NET

     Income from equity investees, net, increased by $0.9 million to $2.5 million in the first half of 1998 from $1.6 million in 1997. An increase in the operating results reported by Asahi-Schwebel, coupled with the Company's increased ownership in Asahi-Schwebel (43.3% in 1998 compared to 39% in 1997), primarily caused the increase in equity income. This increase in equity income was partially offset by the results reported by CS-Interglas, which were slightly lower than last year's comparable results, and the results for CS Tech Fab, which were also slightly lower.

NET INCOME

     Net income in the first half of 1998 decreased by $0.8 million, or 8.0%, to $8.6 million from $9.4 million for the same period in 1997. The decrease in net income resulted from decreased operating income (($0.6 million) and the increase in interest expense ($2.5 million). These results were partially offset by increased income from equity investees, net ($0.9 million), and decreased income tax expense ($1.4 million).

LIQUIDITY AND CAPITAL RESOURCES

DESCRIPTION OF INDEBTEDNESS

     The Company had the following long-term debt at July 4, 1998: a $65.0 million Revolving Credit Facility under the Credit Agreement, none of which was outstanding at quarter end, $110.0 million in Senior Notes, and $46.0 million in Senior Debentures. The Revolving Credit Facility is available for working capital and general corporate purposes and matures in April 2002. Substantially all of the assets of Clark-Schwebel, Inc. (the "Operating Company") are subject to liens in favor of the Credit Agreement lenders. The interest rate per annum is variable and based upon (i) a Base Rate (defined in the Credit Agreement) or
(ii) LIBOR plus a margin which varies based upon the Company's financial performance. The margin over LIBOR at July 4, 1998 was 0.75%.

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

     The Company's ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Credit Agreement and the indentures governing the Senior Notes and Senior Debentures. Additionally, such terms provide limitations on the Company with respect to restricted payments, indebtedness, liens, investments, dividends, distributions, transactions with affiliates, debt repayments, capital expenditures, mergers and consolidations. The Credit Facility also requires the maintenance of certain financial ratios. At July 4, 1998, the Company was in compliance with such covenants. With the exception of the Senior Debentures, which are obligations of Clark-Schwebel Holdings, Inc., all other debt is incurred at the Operating Company level.

     All assets of Clark-Schwebel, Inc. represent restricted net assets under the Credit Agreement with the exception of the foreign equity investments and distributions received from the foreign equity investments. Except in limited circumstances, Clark-Schwebel, Inc. is prohibited from transferring restricted net assets to Clark-Schwebel Holdings, Inc. in the form of cash dividends, loans, or advances without the consent of the lenders under the Credit Agreement. The amount (in thousands) of unrestricted net assets at July 4, 1998 was $61,295, which represents the book value of the foreign equity investments ($61,225) and distributions received in the form of cash from the foreign equity investments, net of restricted payments to increase equity ownership in foreign equity investments, ($70).

FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

     Cash provided by operating activities in the first six months of 1998 was $17.7 million, compared with $14.6 million provided in the same period a year ago. Cash provided by operating activities increased due to effective working capital management. The Company spent $2.7 million on capital additions during the first six months of 1998, compared to $3.5 million in the same period in 1997. The Company typically makes capital expenditures to enhance capacity and improve manufacturing facilities and processing equipment. The Company anticipates that capital spending in 1998 will be slightly below the levels experienced in 1997. As noted below, the Company invested an additional $2.6 million in CS-Interglas in the second quarter of 1998, which increased the Company's equity ownership from 41.9% to 43.6%. As of July 4, 1998, the Company had cash and cash equivalents of approximately $14.2 million. In addition, the Company had $65.0 million of undrawn availability under the Revolving Credit Facility. The Company ended the first six months of 1998 with net debt of $146.8 million, consisting of $110.0 million in Senior Notes, $46.0 in Senior Debentures, $5.0 million in accrued interest, less $14.2 million in cash and cash equivalents.

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

CONVERSION OF CS-INTERGLAS AG ("INTERGLAS") NOTE RECEIVABLE AND OPTION TO PURCHASE A CONTROLLING INTEREST IN INTERGLAS

     On March 31, 1998, the Company notified CS-Interglas of its intent to convert its 20 million Deutsche mark convertible notes (the "Convertible Notes") into CS-Interglas common stock. Effective June 30, 1998, the conversion increased the Company's ownership of the outstanding common stock of Interglas from 24.9% to 41.9%. The conversion was approved by the German Merger Control Authorities. Interglas manufactures fiber glass, aramid and carbon fabrics in Europe, with plants in Germany, Belgium, England and France. CS-Interglas sales for the fiscal year ended June 30, 1997 were $154 million.

     On March 31, 1998, the Company also entered into an agreement (the "Interglas Purchase Agreement") with the Deschler-Group, the Company's joint venture partner in Interglas who, following the Company's Convertible Notes conversion described above, owns 41.9% of the outstanding common stock of Interglas. Under the Interglas Purchase Agreement, the Company purchased 1.7% of Interglas' common stock from the Deschler-Group for 4.75 million Deutsche marks (approximately $2.6 million) on June 30, 1998. This purchase increased the Company's ownership in Interglas from 41.9% to 43.6%.

The Company's purchase of additional shares in CS-Interglas was approved by the German Merger Control Authorities. Additionally, pursuant to the Interglas Purchase Agreement, the Company obtained two options from the Deschler-Group to purchase additional shares of Interglas held by the Deschler-Group. The first option allows the Company to purchase an additional 6.4% of Interglas' common stock from the Deschler-Group on or before January 10, 1999, which, if exercised, will give the Company control of Interglas. The second option allows the Company to purchase the remaining shares of Interglas held by the Deschler-Group at any time through December 31, 1999.

RECENT DEVELOPMENTS

HEXCEL CORPORATION AGREES TO ACQUIRE ASSETS OF CLARK-SCHWEBEL

     Through two separate transactions, Hexcel Corporation ("Hexcel") has agreed to acquire certain assets and operating liabilities of Clark-Schwebel, Inc. In the first transaction, Vestar Capital Partners and Management Investors have agreed to sell the stock of the Clark-Schwebel Holdings, Inc. ("Holdings") to Stamford C-S Acquisition Corp. ("Stamford") for an enterprise value of approximately $488 million, less debt and transactions expenses. Stamford then immediately agreed to sell certain assets and operating liabilities of Clark-Schwebel, Inc. (the "Company") to Hexcel for $453 million. Stamford will retain $60 million of property, plant and equipment to be leased to Hexcel under a long-term capital lease. Both transactions are expected to close in the third quarter, subject to customary conditions to closing and required regulatory approvals.

CLARK-SCHWEBEL AND PARENT COMPANY LAUNCH CASH TENDER OFFERS AND CONSENT SOLICITATIONS FOR NOTES AND DEBENTURES

     As part of the sale described above, the Company and Holdings launched cash tender offers and consent solicitations for their notes and debentures.

     Pursuant to the tender offers, the Company and Holdings, respectively, have offered to repurchase:

     1. all $110,000,000 of the 10 1/2% Senior Notes of the Company due 2006. The purchase price offered for each $1,000 principal amount tendered is based on a fixed spread of 50 basis points over the yield of the 6 1/4% U.S. Treasury Notes due March 31, 2001, plus accrued unpaid interest on the notes, minus the consent payment described below.

     2. all $45,994,000 of the 12 1/2% Senior Debentures of Holdings due 2007. The purchase price offered for each $1,000 principal amount tendered is $1,067.50 plus accrued unpaid interest on the debentures, minus the consent payment described below.

     Concurrent with the tender offers, the issuers will be soliciting consents to eliminate or modify substantially all of the convenants in the indentures governing the notes and the debentures. Holders who tender their notes and debentures will be required to consent to the proposed amendments.

     The Company has offered to make consent payments of $25 per $1,000 principal amount to the holders of the notes and debentures who tender their securities and deliver their consents at or prior to 5:00 p.m. New York City time on the consent date.

     The Company and Holdings expect to purchase the tendered notes and debentures with borrowings under proceeds from stock sale

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 2.1 Merger Agreement, dated as of July 24, 1998, by and among Clark-Schwebel Holdings, Inc., Vestar/CS Holding Company, L.L.C., Vestar Equity Partners, L.P., EQ Corporation, and Equilease Holding Corporation.

                  Exhibit 10.12 Heads of Agreement, dated as of March 31, 1998, by and between Clark-Schwebel International, Inc. and Deschler Group.

                  Exhibit 10.13 Forms of Employment Agreement, effective as of June 1, 1998, by and between Clark-Schwebel, Inc. and the following executives: Jack P. Schwebel, William D. Bennison, Richard C. Wolfe, Donald R. Burnette, William H. Boyles, Dieter R. Wachter, and Harvey A. Morse.

                  Exhibit 27        Financial Data Schedule
                                    (electronic filing only)

       (b)        Reports on Form 8-K.

                  A Form 8-K was filed on May 26, 1998, during the quarter ended July 4, 1998. The Form 8-K filing contained a press release issued by the Company dated May 21, 1998.

                  Subsequent to the quarter ended July 4, 1998, a Form 8-K was filed on July 29, 1998. The Form 8-K filing contained press releases issued by the Company dated July 26, 1998 and July 28, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CLARK-SCHWEBEL HOLDINGS, INC.
                               -------------------------------------------------
                                      (Registrant)



Date  August 17, 1998                 /s/  William D. Bennison
     -----------------         -------------------------------------------------
                               Name:  William D. Bennison
                               Title: President



Date  August 17, 1998                 /s/  Donald R. Burnette
     -----------------         -------------------------------------------------
                               Name:  Donald R. Burnette
                               Title: Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT 2.1 MERGER AGREEMENT, DATED AS OF JULY 24, 1998, BY AND AMONG CLARK-SCHWEBEL HOLDINGS, INC., VESTAR/CS HOLDING COMPANY, L.L.C., VESTAR EQUITY PARTNERS, L.P., EQ CORPORATION, AND EQUILEASE HOLDING CORPORATION.

EXHIBIT 10.12 HEADS OF AGREEMENT, DATED AS OF MARCH 31, 1998, BY AND BETWEEN CLARK-SCHWEBEL INTERNATIONAL, INC. AND DESCHLER GROUP.

EXHIBIT 10.13 FORMS OF EMPLOYMENT AGREEMENT, EFFECTIVE AS OF JUNE 1, 1998, BY AND BETWEEN CLARK-SCHWEBEL, INC. AND THE FOLLOWING
                  EXECUTIVES: JACK P. SCHWEBEL, WILLIAM D. BENNISON, RICHARD C. WOLFE, DONALD R. BURNETTE, WILLIAM H. BOYLES, DIETER R. WACHTER, AND HARVEY A. MORSE.

EXHIBIT 27        FINANCIAL DATA SCHEDULE
                  (electronic filing only)